Form 10-Q
period 1995-03-31
DURAKON INDUSTRIES INC
filed 1995-05-12
CIK 748792

 1
=================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q
(Mark One)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1995

                                    OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

                      Commission file number 0-13601

                         DURAKON INDUSTRIES, INC.

         Incorporated under the       IRS Employer ID No.:
         laws of Michigan               38-2492342

                            2101 N. Lapeer Road
                          Lapeer, Michigan  48446

                              (810) 664-0850

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days
                              Yes   X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, without par value; as of April 29, 1995:
6,520,292

=================================================================

 2
                         DURAKON INDUSTRIES, INC.
                                   INDEX
                                                        PAGE
                                                       NUMBER

PART I    Financial Information

          Condensed consolidated balance sheets -
          March 31, 1995 and December 31, 1994.          3-4

          Condensed consolidated statements of
          operations - three months ended March 31,
          1995 and 1994.                                   5

          Condensed consolidated statements of cash
          flows - three months ended March 31, 1995
          and 1994.                                        6

          Notes to condensed consolidated financial
          statements.                                      7

          Management's discussion and analysis of
          financial condition and results of
          operations.                                   8-10


PART II   Other Information.

          Item 6(b) Exhibits and Reports on Form 8-K.     10

          Signatures                                      11

                         DURAKON INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                      March 31,    December 31,
($ in 000's)                            1995          1994

                    ASSETS
Current assets:
 Cash and equivalents                 $15,664         $13,143
 Accounts receivable, less
  allowances of $552 and $474          17,121          15,203
 Inventories:
    Raw materials and work
    in process                          6,661           5,908
    Finished goods                      8,459           7,885
    Total inventories                  15,120          13,793

Prepaid expenses and other              1,432           1,542
Deferred income taxes                   1,422           1,426

    Total current assets               50,759          45,107

Property, plant and equipment, net     15,979          15,607
Goodwill                               14,980          15,078
Patents, net                            1,057           1,122
Other assets                              109             143

                                      $82,884         $77,057

The accompanying notes are an integral part of the condensed consolidated financial statements.

 4

                         DURAKON INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                     March 31,      December 31,
($ in 000's)                           1995             1994

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of
  long-term debt                       $1,845          $1,767
  Accounts payable                     12,894          10,756
  Other current liabilities             7,935           7,045

Total current liabilities              22,674          19,568

Long-term debt                          2,804           2,641
Deferred income taxes                     306             330
Minority interest                          55             281

Shareholders' equity:
 Preferred stock, $1 par value -
 100,000 shares authorized; none
 issued                                    --              --

Common stock, without par value -
 15,000,000 shares authorized;
 6,520,292 and 6,520,292 shares
 issued and outstanding                21,506          21,506
Currency translation                     (355)           (295)
Retained earnings                      35,894          33,026

Total shareholders' equity             57,045          54,237

                                      $82,884         $77,057

The accompanying notes are an integral part of the condensed consolidated financial statements.

 5

                          DURAKON INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (UNAUDITED)

($ in 000's)                           1995             1994
Net sales                            $44,044          $31,058
Cost of products sold                 32,535           22,129

  Gross profit                        11,509            8,929

Selling, general and
  administrative expenses              6,517            5,288

Operating income                       4,992            3,641

Interest income, net                     135              123

Other income (expense), net             (396)              94

Income before income taxes             4,731            3,858

Provision for income taxes             1,863            1,513

Net income                            $2,868           $2,345

Net income per share of common
 stock                                 $0.43            $0.36

Weighted average shares (in 000's)     6,670            6,599

The accompanying notes are an integral part of the condensed consolidated financial statements.

 6

                         DURAKON INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (UNAUDITED)

($ in 000's)                             1995           1994
Cash flows from operating activities:
 Net income                             $2,868         $2,345

Adjustment to reconcile net income to
net cash provided by operating
activities:
 Depreciation and amortization           1,053            870
 (Gain) loss on sale of property,
  plant and equipment                        3             (2)
 Net increase of intangible and other
  assets                                   (13)          (145)
 Decrease in deferred income taxes         (20)            --

Increase (decrease) due to changes in
current items:
 Accounts receivable                    (1,919)          (947)
 Inventories                            (1,327)        (1,061)
 Prepaid expenses and other current
  assets                                   111           (231)
 Accounts payable                        2,138          1,939
 Accrued expenses and other current
  liabilities                            1,040          1,096
 Net cash provided by operating
  activities                             3,934          3,864

Cash flows from investing activities:
 Purchases of property, plant and
  equipment                             (1,413)        (1,069)
 Proceeds from note receivable              --            480
 Proceeds from retirement of property,
  plant and equipment                        2              4
Net cash used in investing activities   (1,411)          (585)

Cash flows from financing activities:
 Increase (decrease) in long-term debt     114            (95)
 Increase (decrease) in minority
  interest, net                           (226)            93
Net cash used in financing activities     (112)           ( 2)

Effect of exchange rate changes on cash    110            (39)

Cash and cash equivalents:
Increase (decrease) for the period       2,521          3,238
Balance, beginning of period            13,143         17,041
Balance, end of period                 $15,664        $20,279

The accompanying notes are an integral part of the condensed consolidated financial statements.

 7
                         DURAKON INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

     The unaudited condensed consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto. Results of operations for interim periods should not be considered as indicative of results to be expected for a full year.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1995, and the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994.


Note 2

     The Company is contingently liable under the terms of agreements covering certain of its customers' leasing arrangements. The agreements provide for the repurchase of products sold to customers in the event of default by the customer to the financing company. The contingent liability under these agreements was approximately $5.9 million at March 31, 1995.

                         DURAKON INDUSTRIES, INC.
                        MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

     Net sales increased by $12.9 million or 42% for the three months ended March 31, 1995 over the same period in 1994.

                                 Three Months Ended
                                       March 31

($ in 000's)                   1995       1994          %
                                                     Increase
Net sales
 Pickup accessories          $21,761    $15,189        43%
 Vehicle transportation       22,283     15,869        40%
Total                        $44,044    $31,058        42%

     Net sales in the pickup truck accessories segment increased by $6.6 million or 43% in the first quarter 1995 compared to the corresponding period in 1994. Pickup truck bedliner unit volume increased 58% over the same 1994 period. A majority of the net sales increase was attributable to Benton Plastics, Inc. ("Benton"), however, the Durakon division also recorded a sales increase over the initial quarter of 1994. Unit sales to international markets were up over 150% compared to the first quarter of 1994 even though volume in Mexico was down due to weakness in the Mexican economy. Pickup truck bedliner unit volume in the domestic aftermarket increased over the first quarter 1994 greater than the increase in pickup truck sales. Unit volume declined in the OEM channel compared to the initial quarter of 1994.

 9
     Net sales in the vehicle transportation segment increased by $6.4 million or 40% over the corresponding period in 1994. Unit volumes were up 32% over the first quarter of 1994. Higher volumes are attributed to increased market penetration and an improved domestic economy. Net sales increased at a rate higher than unit volume due to a larger percentage of truck chassis sales.
     For the first quarter of 1995, the consolidated gross margin percentage was 26% versus 29% in the same period last year. The primary reason for the reduced gross margin percentage was the increase in sales from the lower margin vehicle transportation segment. Margins on non chassis sales in the vehicle transportation segment remained even with the prior year. In the pickup truck accessories segment, margins declined due to sales from Benton Plastics which have lower margins. Also, margins in the pickup truck accessories segment declined due to a change to prepaid freight to customers and increased raw material costs.
These increases were partially offset by productivity improvements.
     As a percent of sales, selling, general and administrative expenses decreased to 15% from 17% in the first quarter of 1995 compared to the same period last year. However, these costs increased $1,229,000 or 23% in the same period. All of the increase in the pickup truck accessories segment was due to the addition of ZZ Wheelz, Inc. and Benton Plastics, Inc. which were not acquired until the second and third quarters of 1994.
Spending in the vehicle transportation segment was higher due to increased costs related to higher sales volumes, product development activities and professional fees.
     For the three months ended March 31, 1995, net interest income was $135,000 versus $123,000 for the first quarter last year. The increase was attributable to interest income earned on the investment of the Company's available cash. Net other expense was $396,000 for the first quarter of 1995, which primarily reflects charges for the devaluation of the Mexican

 10
peso and subsequent currency translation losses. Net other income of $94,000 for the quarter ended March 31, 1994, primarily represented a gain on the sale of an investment.
     The provision for income taxes reflected an effective tax rate of 39% for the first quarter of 1995 versus 39% for the first quarter of 1994. The effective rates exceeded the statutory Federal rate of 35% primarily due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter 1995, cash provided by operating activities totaled $3.9 million slightly above the first quarter of 1994. The Company has a $20 million unsecured revolving credit agreement with Comerica Bank which expires June 30, 1997. Five standby letters of credit totaling $2,700,000 reduced the available borrowing capacity to $17,300,000 at March 31, 1995.


                        PART II - OTHER INFORMATION


Item 6 (b) -   Exhibits and reports on form 8-K

Exhibit 11 Calculation of earnings per share for the three months ended March 31, 1995 and 1994.

          No reports on form 8-K have been filed during the quarter ended March 31, 1995.

 11
                                 SIGNATURES

Pursuant to the requirement to the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Durakon Industries, Inc.
                               (Registrant)



Date: May 12, 1995                 /s/William Webster
                               William Webster, President and
                               Chief Executive Officer





                                   /s/Thomas A. Galas
                               Thomas A. Galas, Senior V.P.
                               Finance and Administration/Chief
                               Financial Officer
                               (Principal Financial Officer)