Form 10-Q
period 1995-06-30
DURAKON INDUSTRIES INC
filed 1995-08-15
CIK 748792

================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended June 30, 1995

                                    OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________________ to ___________________

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

     Common Stock, without par value; as of July 31, 1995:
6,520,292

================================================================

                         DURAKON INDUSTRIES, INC.
                                 INDEX

                                                           PAGE
                                                          NUMBER

PART I    Financial Information

          Condensed consolidated balance sheets -
          June 30, 1995 and December 31, 1994.              3-4

          Condensed consolidated statements of
          operations - three and six months ended
          June 30, 1995 and 1994.                            5

          Condensed consolidated statements of cash
          flows - six months ended June 30, 1995 and 1994.   6

          Notes to condensed consolidated financial
          statements.                                        7

          Management's discussion and analysis of
          financial condition and results of operations.    8-9


PART II   Other Information.

          Item 6(b) Exhibits and Reports on Form 8-K.        10

          Signatures                                         11

                         DURAKON INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                        June 30,    December 31,
($ in Thousands)                          1995         1994

           ASSETS
Current assets:
  Cash and equivalents                  $13,733       $13,143
  Accounts receivable, less
  allowances of $559 and $474            15,838        15,203
Inventories:
  Raw materials and work
  in process                              7,386         5,908
  Finished goods                          9,849         7,885
  Total inventories                      17,235        13,793

Prepaid expenses and other                1,474         1,542
Deferred income taxes                     1,422         1,426

Total current assets                     49,702        45,107

Property, plant and equipment, net       17,996        15,607
Goodwill                                 14,769        15,078
Patents, net                                993         1,122
Other assets                                113           143

                                        $83,573       $77,057


The accompanying notes are an integral part of the condensed consolidated financial statements.

                         DURAKON INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                        June 30,    December 31,
($ in Thousands)                          1995          1994

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of
  long-term debt                        $ 1,241       $ 1,767
  Accounts payable                       13,389        10,756
  Other current liabilities               5,636         7,045

Total current liabilities                20,266        19,568

Long-term debt                            2,764         2,641
Deferred income taxes                       306           330
Minority interest                           110           281

Shareholders' equity:
Preferred stock, $1 par value -
100,000 shares authorized; none issued       --            --

Common stock, without par value -
15,000,000 shares authorized; 6,520,292
shares issued and outstanding            21,506        21,506
Accumulated translation adjustment         (345)         (295)

Retained earnings                        38,966        33,026

Total shareholders' equity               60,127        54,237

                                        $83,573       $77,057


The accompanying notes are an integral part of the condensed consolidated financial statements.

                         DURAKON INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

($ in Thousands, except per
 share amounts)

                            Six months ended   Three months ended
                                June 30,             June 30,
                             1995      1994      1995       1994

 Net sales                 $86,711   $66,490   $42,667   $35,432
 Cost of products sold      64,480    46,498    31,945    24,369

 Gross profit               22,231    19,992    10,722    11,063

 Selling, general and
 administrative expenses    12,927    10,701     6,410     5,413

 Operating income            9,304     9,291     4,312     5,650

 Interest income (expense),
  net                          210       283        75       160
 Other income (expense),
  net                         (370)       19        26       (75)

 Income before income taxes  9,144     9,593     4,413     5,735

 Provision for income taxes  3,204     3,848     1,341     2,335

 Net income                 $5,940    $5,745    $3,072    $3,400

 Net income per share of
  common stock               $0.89     $0.87     $0.46     $0.51

 Weighted average shares
  (in 000's)                 6,692     6,628     6,689     6,633


The accompanying notes are an integral part of the condensed consolidated financial statements.

                         DURAKON INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                (UNAUDITED)

($ in Thousands)
                                                 1995    1994
Cash flows from operating activities:
Net income                                      $5,940  $5,745
Adjustment to reconcile net income to
net cash provided by operating activities:
 Depreciation and amortization                   2,069   1,698
 Gain on sale of property, plant and equipment      (9)    (19)
 Net increase (decrease) of intangible and
 other assets                                       13    (760)
 Decrease in deferred income taxes                 (20) (1,798)

Increase (decrease) due to changes in current
items:
 Accounts receivable                              (635) (2,574)
 Inventories                                    (3,442) (3,651)
 Prepaid expenses and other current assets          68   1,539
 Accounts payable                                2,633   4,277
 Accrued expenses and other current liabilities (1,404)    830
Net cash provided by operating activities        5,213   5,287

Cash flows from investing activities:
 Purchases of property, plant and equipment     (4,230) (1,779)
 Proceeds from note receivable                      --     480
 Proceeds from retirement of property, plant
 and equipment                                      17      23
Net cash used in investing activities           (4,213) (1,276)

Cash flows from financing activities:
 Repayment of long-term debt                      (579)    (74)
 Borrowings of long-term debt                      176     865
 Increase (decrease) in minority interest, net    (171)    154
Net cash provided by (used in) financing
activities                                        (574)    945

Effect of exchange rate changes on cash            164     (44)

Cash and cash equivalents:
 Increase for the period                           590   4,912
Balance, beginning of period                    13,143  17,041
Balance, end of period                         $13,733 $21,953


The accompanying notes are an integral part of the condensed consolidated financial statements.

                         DURAKON INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

     The unaudited condensed consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto. Results of operations for interim periods should not be considered as indicative of results to be expected for a full year.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1995, and the results of operations and cash flows for the three and six month periods ended June 30, 1995 and 1994.

Note 2
     The Company is contingently liable under the terms of agreements covering certain of its customers' financing arrangements. The agreements provide for the repurchase of products sold to customers in the event of default by the customer to the financing company. The contingent liability under these agreements was approximately $6.8 million at June 30, 1995.

Note 3
     The provision for income taxes reflected effective tax rates of 30% and 35% for the quarter and six months ended June 30, 1995, respectively. The 1995 rates were lower than the statutory federal income tax rate of 35% due to the settlement of an income tax dispute partially offset by a provision for state income taxes. The 1995 effective tax rates are lower than the 1994 effective tax rate of 39% primarily due to the settlement of an income tax dispute.

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

Results of Operations

     Net sales increased by $7,235,000 or 20% for the three months ended June 30, 1995 and by $20,221,000 or 30% for the six months ended June 30, 1995 over the corresponding periods in 1994.

                         Three Months Ended    Six Months Ended
                               June 30               June 30
($ in 000's)                            %                    %
                        1995     1994  Inc.   1995   1994   Inc.
Net sales
 Pickup accessories   $22,232  $18,756  19% $43,993 $33,945  30%
 Vehicle trans.        20,435   16,676  23%  42,718  32,545  31%
Total                 $42,667  $35,432  20% $86,711 $66,490  30%

     Net sales in the pickup truck accessories segment increased $3,476,000 or 19% in the second quarter 1995 compared to the corresponding period in 1994. Total bedliner unit volume was up 34% over the second quarter of 1994. The increase in volume was primarily due to the purchase of Benton which was not acquired until July of 1994. Despite a weak economy in Mexico, unit sales to international markets were up 94% compared to the second quarter of 1994. These volume increases were offset by lower unit volumes to the domestic OEM and aftermarket channels. Average selling prices were down in most channels as a result of increased competition in OEM aftermarket programs.
     For the six months ended June 30, 1995, net sales in the pickup truck accessories segment increased $10,048,000 or 30%
compared to  the same period in 1994.   Year-to-date unit volume
was up 45% over  the same period in 1994.   The year-to-date
increases in sales and unit volume were attributable to the addition of the Benton operation and strong international demand.

     Net sales in the vehicle transportation segment increased by $3,759,000 or 23% in the second quarter and by $10,173,000 or 31% for the first six months of 1995 compared to the respective periods in 1994. The sales increase reflects a price increase effective in the first quarter, as well as an increase in unit sales of both rollback car carriers and truck chassis. Wheel lift unit sales were below comparative periods for last year due to the withdrawal of a previously offered wheelgrid feature, due to the settlement of a patent and the delayed introduction of a more technically advanced product.
     For the second quarter of 1995, the consolidated gross margin percentage was 25% compared to 31% in the same period last year. The gross margin was 26% for the six months ended June 30, 1995 versus 30% for the six months ended June 30, 1994. The decrease in gross margin percentage was due primarily to lower unit volume and lower average selling prices for pickup truck bedliners in the pickup accessories segment. During the second quarter, the pickup truck accessories gross margin was below 1994 levels due to higher raw material prices, the change to prepaid customer freight and increased production costs. The gross margin percentages were below 1994 levels in the vehicle transportation segment due to increased levels of truck chassis sales which carry a significantly lower gross margin than manufactured products. Excluding truck chassis sales, gross margin increased for the second quarter and for the six months ended June 30, 1995 as a result of increased volume of rollback car carriers.
     Selling, general and administrative expenses increased $997,000 or 18% in the second quarter and $2,226,000 or 21% year-to-date compared to the same periods in 1994. However, as a percentage of net sales, selling and administrative expenses were flat in the quarter and down 1% year-to-date compared to
1994.   The increase in selling, general and administrative
expenses was primarily due to Benton which was acquired in the third quarter of 1994. Jerr-Dan incurred higher commission expense, product development costs and legal fees.
     For the second quarter of 1995 net interest income was $75,000 compared to $160,000 for the second quarter of 1994. For the six months ended June 30, 1995 net interest income was $210,000 compared to $283,000 for the same period in 1994. Net other income for the second quarter was $26,000 compared to $75,000 net other expense in the second quarter of 1994. Year-to-date net other expense was $370,000 in 1995 compared to net other income of $19,000 in 1994. Year-to-date 1995 reflected a devaluation of the Mexican peso and subsequent translation losses.
     The provision for income taxes resulted in effective tax rates of 30% and 35% for the quarter and six months ended June 30, 1995, respectively, compared to 41% and 40% for the same periods in 1994. The 1995 effective rates includes provisions for state income taxes and the statutory rate of 35% for federal income taxes offset by the settlement of an income tax dispute.


LIQUIDITY AND CAPITAL RESOURCES

     In the second quarter 1995, cash provided by operating activities totaled $5.2 million slightly below the second quarter of 1994. The Company has a $20 million unsecured revolving credit agreement with Comerica Bank which expires June 30, 1997. Five standby letters of credit totaling $2,200,000 reduced the available borrowing capacity to $17,800,000 at June 30, 1995.

                        PART II - OTHER INFORMATION

Item 6 (b) - Exhibits and reports on form 8-K
                                                     Sequentially
                                                       Numbered
Exhibit #                Description                     Page

Exhibit 11   Calculation of earnings per share for the
             six and three months ended June 30, 1995
             and 1994.                                  12-13

No reports on form 8-K have been filed during the quarter ended
June 30, 1995.

                                SIGNATURES

Pursuant to the requirement to the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Durakon Industries, Inc.
                                         (Registrant)



Date: August 14, 1995                      /s/ Thomas A. Galas
                                         Thomas A. Galas, Senior
                                         V.P. Finance and
                                         Administration, Chief
                                         Financial Officer
                                         (Principal Financial
                                          Officer)