Form 10-Q
period 1995-09-30
DURAKON INDUSTRIES INC
filed 1995-11-15
CIK 748792

=================================================================
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended September 30, 1995

                             OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________ to ___________________

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

     Common Stock, without par value; as of October 31, 1995:
6,520,292



=================================================================

                    DURAKON INDUSTRIES, INC.
                            INDEX

                                                           PAGE
                                                          NUMBER



PART I    Financial Information

          Condensed consolidated balance sheets -
          September 30, 1995 and December 31, 1994.         3-4

          Condensed consolidated statements of
          operations - three and nine months ended
          September 30, 1995 and 1994.                       5

          Condensed consolidated statements of cash
          flows - nine months ended September 30, 1995
          and 1994.                                          6

          Notes to condensed consolidated financial
          statements.                                        7

          Management's discussion and analysis of
          financial condition and results of operations.    8-11

PART II   Other Information.

          Item 6(b) Exhibits and Reports on Form 8-K.        12

          Signatures                                         13

                  DURAKON INDUSTRIES, INC.
           CONDENSED CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED)

                                September 30,      December 31,
($ in Thousands)                    1995               1994

             ASSETS
Current assets:
 Cash and equivalents               $13,644           $13,143
 Accounts receivable, less
 allowances of $534 and $474         17,104            15,203

Inventories:
 Raw materials and work in process    6,328             5,908
 Finished goods                       7,225             7,885
 Total inventories                   13,553            13,793

Prepaid expenses and other            1,371             1,542
Deferred income taxes                 1,513             1,426

Total current assets                 47,185            45,107

Property, plant and equipment, net   18,237            15,607
Goodwill                             14,557            15,078
Patents, net                            790             1,122
Other assets                            118               143

                                    $80,887           $77,057

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 DURAKON INDUSTRIES, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS
                      (UNAUDITED)

                                September 30,      December 31,
($ in Thousands)                    1995               1994


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of
 long-term debt                     $1,694            $1,767
 Accounts payable                   10,106            10,756
 Other current liabilities           5,756             7,045

Total current liabilities           17,556            19,568

Long-term debt                       1,772             2,641
Deferred income taxes                  397               330
Minority interest                      110               281

Shareholders' equity:

Preferred stock, $1 par value -
100,000 shares authorized; none
issued                                  --                --

Common stock, without par value -
15,000,000 shares authorized;
6,520,292 shares issued and
outstanding                         21,506            21,506

Currency translation                  (345)             (295)
Retained earnings                   39,891            33,026

Total shareholders' equity          61,052            54,237

                                   $80,887           $77,057

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  DURAKON INDUSTRIES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (UNAUDITED)
($ in Thousands, except per
 share amounts)

                          Nine months ended    Three months ended
                            September 30,         September 30,
                           1995       1994     1995        1994

Net sales               $129,307   $105,183   $42,596    $38,693
Cost of products sold     98,865     74,042    34,385     27,544
Gross profit              30,442     31,141     8,211     11,149

Selling, general and
administrative expenses   19,681     16,353     6,754      5,652

Operating income          10,761     14,788     1,457      5,497

Interest income              584        475       181        144
Interest expense            (308)      (118)     (115)       (70)
Other income (expense),
 net                        (373)       (41)       (3)       (60)

Income before income
 taxes                    10,664     15,104     1,520      5,511

Provision for income
 taxes                     3,799      5,879       595      2,031

Net income                $6,865     $9,225      $925     $3,480

Net income per share of
 common stock              $1.03      $1.39     $0.14      $0.52

Weighted average shares
 (in 000's)                6,690      6,643     6,686      6,665

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DURAKON INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                           (UNAUDITED)

($ in Thousands)
                                          1995         1994
Cash flows from operating activities:
Net income                               $6,865      $9,225
Adjustment to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization             3,296       2,647
Gain on sale of property, plant
and equipment                                (9)        (69)
Net decrease (increase) of intangible
and other assets                            (17)        104
Increase (decrease) in deferred
income taxes                                (20)       (671)
Increase (decrease) due to changes in
current items:
Accounts receivable                      (1,886)     (3,520)
Inventories                                 240      (3,510)
Prepaid expenses and other current assets   171       1,779
Accounts payable                           (658)      2,951
Accrued expenses and other current
liabilities                              (1,281)        843
Net cash provided by operating activities 6,701       9,779
Cash flows from investing activities:
Purchases of property, plant and
equipment                                (5,263)     (2,097)
Purchase of Benton Plastics, Inc. and
G.C. Concepts, Inc.                          --     (14,631)
Proceeds from note receivable                --         836
Proceeds from retirement of property,
plant and equipment                          24          80
Net cash used in investing activities    (5,239)    (15,812)
Cash flows from financing activities:
Repayment of long-term debt              (1,118)     (2,841)
Borrowings of long-term debt                176       1,841
(Increase)/decrease in minority
interest, net                              (171)        280
Cash proceeds from exercise of stock
options                                      --          41
Net cash used in financing activities    (1,113)       (679)
Effect of exchange rate changes on cash     152         (48)
Cash and cash equivalents:
Increase (decrease) for the period          501      (6,760)
Balance, beginning of period             13,143      17,041
Balance, end of period                  $13,644     $10,281

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DURAKON INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

     The unaudited condensed consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto. Results of operations for interim periods should not be considered as indicative of results to be expected for a full year.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1995, and the results of operations and cash flows for the three and nine month periods ended September 30, 1995 and 1994.

Note 2

     The Company is contingently liable under the terms of agreements covering certain of its customers' financing arrangements. The agreements provide for the repurchase of products sold to customers in the event of default by the customer to the financing company. The contingent liability under these agreements was approximately $6.2 million at September 30, 1995.

Note 3

     The provision for income taxes reflects effective tax rates of 39% and 36% for the quarter and nine months ended September 30, 1995, respectively. The 1994 effective tax rates were 37% and 39% for the quarter and nine months ended September 30, 1994, respectively. The 1995 tax rates were higher than the statutory federal income tax rate of 35% due to provision for state income taxes. The year-to-date rate was lower than the quarterly rate due to the settlement of an income tax dispute in the second quarter.

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

Results of Operations

     Net sales increased by $3,903,000 or 10% for the three months ended September 30, 1995 and by $24,124,000 or 23% for the nine months ended September 30, 1995 over the corresponding periods in 1994.

($ in 000's)          Three Months Ended       Nine Months Ended
                         September 30             September 30
                               % Increase                  %
                  1995    1994 (Decrease)   1995   1994  Increase
Net sales
Pickup access.  $19,810 $20,913  (  5%)   $63,803  $54,858  16%
Vehicle trans.   22,786  17,780    28%     65,504   50,325  30%
Total          $42,596 $38,693     10%   $129,307 $105,183  23%

     Net sales in the pickup truck accessories segment decreased
$1,103,000 or 5% in the third quarter 1995 compared to the corresponding period in 1994. Total unit volume was 2% below the third quarter of 1994. Unit volume through domestic aftermarket channels was 1% below the third quarter of 1994. Without the addition of Benton Plastics in 1994, domestic aftermarket unit volume was down 17% in the quarter. An aggressive pricing strategy was implemented in the third quarter of 1995 with the objective of capturing additional domestic market share.
International unit volume was strong except in Mexico, where volume was below the 1994 third quarter due to a continuing weak economy. Average net prices were down in most channels from the third quarter 1994 due to increased OE programs directed to the aftermarket.
     For the nine months ended September 30, 1995, net sales in the pickup truck accessories segment increased $8,945,000 or 16%, with unit volume up 26%, compared to the same period in 1994. Net sales and unit volumes would have both decreased 10% without the volume from Benton Plastics. International unit volume was 56% above 1994 levels in the nine month period ended
September 30, 1995. Average prices were down in most channels due to continuing price pressures in the industry.

     Net sales in the vehicle transportation segment increased by $5,006,000 or 28% in the third quarter and by $15,179,000 or 30%
for the first nine months of 1995 compared to the respective periods in 1994. Unit volume of rollback car carriers was up 17% in the quarter and 25% year-to-date. Wheel lift unit sales were below comparative periods for last year due to the withdrawal of a previously offered wheelgrid feature. Net sales increased at a rate higher than unit volume in both the quarter and year-to-date due to higher net selling prices and a larger percentage of truck chassis sales.
     For the third quarter of 1995, the consolidated gross margin percentage was 19% compared to 29% for the same period last year.
The gross margin was 24% for the nine months ended September 30, 1995 versus 30% for the nine months ended September 30, 1994. The pickup truck accessories segment margins were fourteen percentage points lower in the quarter and eight percentage points lower in the nine month period ended September 30, 1995 as compared to the same periods in 1994. The pickup truck accessories margins were lower in the third quarter and for the nine month period due to lower average selling prices, increased cost of raw materials, a change to prepaid customer freight, higher spending for process and product engineering, lower utilization of plant capacity, and higher sales from Benton at lower margins.
     The market price of HDPE (high density polyethylene), the raw material from which the Company's bedliners are manufactured, has been decreasing in recent months. While the current direction of resin costs appears to be favorable, there can be no assurance that the industry will not experience future cost increases, or that such cost increases will not adversely effect the Company.
     The vehicle transportation segment experienced lower margins in the quarter due to significantly increased sales of lower margin truck chassis as well as reduced margins on sales of rollback car carriers due to product mix. The vehicle transportation segment experienced lower margins in the nine months ended
September 30, 1995 primarily due to increased sales of lower margin truck chassis.
     Selling, general and administrative expenses increased
$1,102,000 or 20% in the third quarter and $3,328,000 or 20%
year-to-date compared to the same periods in 1994. As a percent of net sales, spending for the third quarter was 1% higher than 1994 and even with 1994 on a year-to-date basis. In the quarter, spending was $655,000 higher in the vehicle transportation segment for legal costs, the write-down of a patent license agreement and increased commissions on higher sales. Spending was also $447,000 higher in the quarter in the pickup truck accessories segment to improve customer service in the company-owned distribution centers, increased advertising, and expenditures to upgrade information systems. Year-to-date, spending was $2,035,000 higher in the pickup truck accessories segment primarily due to the inclusion of Benton and ZZ Wheelz, which were acquired in the third quarter of 1994. In addition, there was higher spending to improve the operations of the company-owned distribution centers. Year-to-date spending was $1,293,000 higher in the vehicle transportation segment due to increased legal costs resulting from a patent dispute, ongoing product liability litigation, the write-down of a patent, and costs for new product development.
     For the third quarter of 1995, interest income was $181,000 compared to $144,000 for the third quarter of 1994. For the nine months ended September 30, 1995, interest income was $584,000 compared to $475,000 for the same period in 1994, reflecting higher cash balances. Interest expense was $115,000 in the third quarter 1995 compared to $70,000 in the same period in 1994. Year-to-date, interest expense was $308,000 compared to $118,000 in the first nine months of 1994, reflecting new debt acquired in late 1994.
     Net other expense for the third quarter was $3,000 compared to $60,000 in the third quarter of 1994. Year-to-date net other expense was $373,000 in 1995 compared to $41,000 in 1994.
Year-to-date 1995 reflects the impact of the devaluation of the Mexican pesos and subsequent translation losses.
     The provision for income taxes reflected effective tax rates of 39% and 36% for the quarter and nine months ended September
30, 1995, respectively, compared to 37% and 39% for the same periods in 1994. The effective rates were higher than the statutory federal income tax rate of 35% due to the provision for state income taxes. Additionally, the rate for the nine months ended September 30, 1995 includes the settlement of an income tax dispute in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES
     Year-to-date September 1995, cash provided by operating activities totaled $6.7 million, $3.1 million below the first nine months of 1994. The Company has a $20 million unsecured revolving credit agreement with Comerica Bank which expires June
30, 1997. Letters of credit totaling $2,200,000 reduced the available borrowing capacity to $17,800,000 at September 30, 1995.

                   PART II - OTHER INFORMATION
Item 6 (b) - Exhibits and reports on form 8-K

                                                   Sequentially
                                                     Numbered
Exhibit #          Description                         Page

Exhibit 11   Calculation of earnings per share for
             the nine and three months ended
             September 30, 1995 and 1994.              14-15

                          SIGNATURES

Pursuant to the requirement to the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Durakon Industries, Inc.
                                    (Registrant)



Date: November 15, 1995                   /s/Thomas A. Galas
                                    Thomas A. Galas, Senior V.P.
                                    Finance and Administration,
                                    Chief Financial Officer
                                    (Principal Financial Officer)


