Form 10-K405
period 1995-12-31
DURAKON INDUSTRIES INC
filed 1996-03-29
CIK 748792

=============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended December 31, 1995

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition Period from ______ to ______.

                         Commission File Number 0-13601
                            DURAKON INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                 Michigan                          38-2492342
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)                   Identification No.)

       2101 N. Lapeer Road, Lapeer, Michigan           48446


     Registrant's telephone number, including area code     (810) 664-0850

     Securities registered pursuant to Section 12(b)of the Act:    None

     Securities registered pursuant to Section 12(g)of the Act: Common Stock, without par
                                                                value (Title
                                                                of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes __X__    No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ x ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 19, 1996, computed by reference to the last sale price for such stock on that date as reported on the Nasdaq National Market System, was $53,925,884.

     At March 19, 1996, the number of shares outstanding of the registrant's Common Stock, without par value, was 6,520,292.

     Portions of the registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.

=============================================================================

                                     PART I
ITEM 1. BUSINESS

     Durakon Industries, Inc. (the "Company") was incorporated in Michigan on December 21, 1983, and is the successor by merger to Durakon, Inc. which was incorporated in Michigan in 1979. The Company operates its business in two segments, the pickup truck bedliners and accessories segment (pickup truck accessories segment) and the vehicle transportation and towing segment (vehicle transportation segment).

     Pickup Truck Accessories Segment. This segment's principal product is a one-piece, seamless pickup truck bedliner, custom engineered and molded in various sizes to fit most domestic and foreign pickup trucks. A matching protector is supplied with each bedliner to protect the truck's tailgate. Bedliners are constructed of high density polyethylene plastic, and are designed to protect the entire bed area including the floor, front panel and sidewalls. The Company markets bedliners under the Duraliner(R), AllStar(R) and Bodygard(TM) brand names and, to a lesser extent, manufactures for private labels. Purchasers of the Duraliner(R) product also receive proprietary cargo restraining board pockets (Duraloc(R)), two tier stacking capability and other premium features.

     The Company's marketing strategy for pickup truck bedliners is to service the aftermarket through distributors of light truck accessories, light truck dealers, camper top manufacturers, retail chains and mass merchandisers as well as directly servicing original equipment manufacturers. Management believes that purchasers of light trucks generally prefer to purchase add-on accessories, such as a pickup truck bedliner, at the time they purchase their truck. This allows installation of the bedliner prior to delivery, before damage to the truck occurs, and also permits the buyer to finance the bedliner in conjunction with the truck.

     The Company also distributes through its Duraliner U.S.A. network, which consists of 10 warehouses located throughout the country. Those warehouses sell the Company's bedliners, as well as, Big Mat(R) bed floormats, Duratrunk(R) storage containers, bumpers, running boards, bug shields, and a variety of other pickup truck accessories, all of which are manufactured by other companies. Big Mat(R) mats, which are constructed of rubber and reinforced nylon, are designed to protect the floor area of pickup truck beds. The Duratrunk(R) is a high-density polyethylene plastic storage container with proprietary design improvements over conventional tool/storage boxes.

     Vehicle Transportation Segment. Through its wholly-owned subsidiary Jerr-Dan Corporation ("Jerr-Dan"), the Company manufactures and distributes rollback car carriers and tow trucks for use in the vehicle transportation, towing and recovery industry.

     Rollback car carriers are fabricated from aluminum, steel and wood to provide platforms which hydraulically tilt to allow a vehicle to be loaded onto the platform for transportation. Carriers equipped with a towbar attachment can tow an additional vehicle behind the unit. Some models are also available with an optional deck above the driver's cab to allow for an additional vehicle to be transported. The Wrangler(TM), Shark(TM), Viper(TM) and Rustler(TM) models are designed for transporting automobiles and light-duty vehicles, while the Transporter(TM) and Super Series(TM) models, with deck capacities up to 30,000 pounds, can also transport heavy equipment. Jerr-Dan offers the auxiliary axle system as an option on its Wrangler(TM), Viper(TM), and Rustler(TM) models to increase payload capacities by up to 5,000 pounds. Rollback carriers are typically purchased by salvage dealers, towing companies, automobile dealers, industrial equipment distributors, and antique and race car owners.

     Jerr-Dan also manufactures and markets towing and recovery equipment. These products lift disabled vehicles by the wheels for general towing applications. Wheel lift tow trucks have supplanted the conventional hook and sling equipment by providing towing which is normally damage-free to vehicles with plastic front-end components and/or front-wheel drive. Heavy-duty towing units, as supplied by Jerr-Dan's DeWalt Division, are equipped with frame-fork attachments to enable a disabled vehicle to be pickup up by the front axle. Towing units are customarily supplied with boom and winch features for use in vehicle recovery applications. Jerr-Dan's towing and recovery product line includes the HPL(TM), Power Grid(TM), and DeWalt(TM) models.

     Jerr-Dan's marketing strategy is to compete nationally through its independently-owned distributor network with innovative products of high quality and superior customer service. Methods used to accomplish this objective include advertising in trade journals, trade show participation, publication of the Company's "Write-Carrier" magazine and utilization of the distributor/customer in product development activities.

     Jerr-Dan's manufacturing operations include the machining and fabrication of steel and aluminum parts and assemblies, and the manufacture of hydraulic componentry used in its products. Jerr-Dan's products are assembled, tested and installed on truck chassis purchased by Jerr-Dan or its customers, or sold as kits for installation by its distributors.

OTHER CORPORATE MATTERS

     Employment. At December 31, 1995, the Company and its subsidiaries employed 880 persons. Approximately 24% of its employees are covered by a collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America. The most recent agreement was ratified by the union on March 1, 1994, expires February 28, 1997, and covers 208 employees at the Lapeer, Michigan plant.

     Significant Customers. No one customer accounts for more than 10% of consolidated net sales and no material part of the Company's business is dependent upon a single customer or a few customers.

     Competition. In the opinion of management, the competitive factors in each industry in which the Company and its subsidiaries operate include brand recognition, total quality, marketing support, price, customer service, prompt delivery and reputation. The Company emphasizes all of these factors in its operating strategy.

     The pickup truck accessories segment markets its products worldwide to original equipment manufacturers and to independent aftermarket distributors. The Company's primary competitor in all of these markets is Penda Corporation, a privately owned company headquartered in Portage, Wisconsin. While no market data is readily available, the Company believes it has the largest share of the market for pickup truck bedliners but believes that Penda is the largest supplier to original equipment manufacturers. There are many other manufacturers of pickup truck bedliners but the Company believes that none of them maintains a marketshare comparable to the Company or Penda.

     In the vehicle transportation segment, the Company primarily sells in North America. While the Company is not aware of any source of market data on this industry, it believes that Miller Industries, Inc., a publicly held company headquartered in Atlanta, Georgia has the largest marketshare. Chevron, Inc., a privately held company headquartered in Mercer, Pennsylvania and Vulcan Equipment Company, Inc., a privately held company headquartered in Olive Grove, Mississippi are also major competitors of the Company. The Company believes it maintains the second largest marketshare in the vehicle towing and recovery industry.

     Patents. The Company has a policy of filing patent applications for its important product designs and manufacturing methods. The patents the Company considers most valuable expire after 1999.

     Backlogs. Neither the pickup truck accessories segment nor the vehicle transportation segment maintain a sales backlog as sales orders are generally filled within one month.

     Raw Materials. Raw materials used in the production of the Company's products are available from several sources. Management believes that its present sources and adequate replacement sources will be available to meet the Company's anticipated demand for the foreseeable future. Hydrocarbon based resin, which is the principal raw material of the pickup truck accessories segment, is subject to significant price fluctuation. The impact of resin pricing on the Company's results is discussed in Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Regulatory Requirements. The Company, as a manufacturer utilizing hydrocarbon substances, is subject to provisions of state and federal laws governing discharges of pollutants into the environment and the exposure of employees to harmful substances. The Company believes that it is currently in compliance with such applicable provisions and that continued compliance will not require material capital expenditures.

ITEM 2.  PROPERTIES ($ in 000's)

     Pickup Truck Accessories Segment. The Company has two manufacturing locations for pickup truck bedliners. The largest one is owned, the other facility is leased. The owned facility is a 257,000 square foot building complex on 135 acres of land in Lapeer, Michigan. This facility also houses the Company's warehouse facility, distribution center and administrative offices. The leased facility is 102,000 square feet on 7 acres of land in Clinton, Tennessee. The lease expires in 2003; rental under this lease was approximately $262 in 1995. The Company also leases two facilities in Richardson, Texas. One facility is 12,000 square feet and is for the manufacturing of wheelcovers. The second facility is 9,000 square feet and is for warehousing and light assembly of wheelcovers.

     The Company's Mexican subsidiary leases a 21,000 square foot manufacturing facility in Lerma, Mexico. Rental under this lease agreement was $144 during 1995.

     The Company has 10 leased locations which operate under the name "Duraliner U.S.A." that are primarily used as sales centers. These facilities, located in Santa Fe Springs and Stockton, California; Ft. Lauderdale and Lakeland, Florida; New Orleans, Louisiana; Springfield, Massachusetts; Westland, Michigan; Ft. Worth and Houston, Texas; and Charleston, West Virginia, have approximately 9,000 to 21,000 square feet per location. Aggregate rentals under these leases were approximately $511 in 1995. The expiration dates for these leases range from 1996 to 1997.

     Vehicle Transportation Segment. The Company owns an 112,000 square foot manufacturing facility located on 12.5 acres of land in Greencastle, Pennsylvania. This location also houses storage facilities and administrative offices.

     The Company leases an additional assembly location in Greencastle, Pennsylvania. This facility has approximately 6,000 square feet. Annual rent is $18, payable on a month-to-month basis. An additional manufacturing location is leased in Channelview, Texas. The location has 7,000 square feet and the annual rent is $30. The lease expires June 30, 1998.

     Additional warehousing space of 65,000 square feet is leased in Las Vegas, Nevada to provide inventory availability for Jerr-Dan's western distributors. The 1995 rent under this agreement was $222 and this lease expires July 31, 2000.

     Adequacy of Facilities and Production Capacity. In the opinion of management, the facilities and manufacturing capacity for both business segments are adequate to operate at current market conditions.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in certain routine litigation incidental to its business. The effect of such litigation on the business and financial condition of the Company is not expected by management to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol "DRKN". The following table sets forth the high and low sale prices reported on the Nasdaq Stock Market for the quarterly periods indicated:




 1995                                         1994
Quarter         High          Low            Quarter        High         Low
--------------------------------------------------------------------------------
First         $17 5/8         $15             First       $19 1/4      $15 3/4
Second         16 7/8          15 1/4         Second       19 3/4       16 1/2
Third          16              12 3/4         Third        18 1/4       16
Fourth         15 1/4          11 1/4         Fourth       18 1/2       17

     On March 19, 1996, the last available sale price for shares of the Common Stock of the Company, as reported on the Nasdaq Stock Market, was $12 1/4. As of such date, the approximate number of record holders of the Common Stock was 410.

     Durakon has not paid a dividend on the Common Stock since the date on which the Common Stock was first offered to the public. The Company's policy is not to pay dividends, but to use excess cash to fund for future growth.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below have been derived from the Company's Consolidated Financial Statements which have been audited by Coopers & Lybrand L.L.P., and should be read in conjunction with the Consolidated Financial Statements and related Notes.





                                    1995 (1)      1994       1993 (2)        1992         1991 (3)
---------------------------------------------------------------------------------------------------
($ in 000's, except per
share amounts)
OPERATIONS STATEMENT DATA:
Net sales                          $172,051     $144,483     $105,738       $86,961       $68,427
Operating income/(loss)               5,171       19,487       14,937        13,458        (2,195)
Interest income/(expense), net          358          427          195          (445)         (989)
Net income/(loss)                     2,299       12,101       11,974         7,632        (3,060)
Net income/(loss) per common
  share                                 .34         1.82         1.82          1.22         (0.50)

BALANCE SHEET DATA:
Working capital                    $ 25,696      $25,539      $27,769       $21,666       $13,024
Total assets                         78,869       75,542       56,224        56,825        37,116
Long-term obligations                 1,572        2,641          446         4,078         6,324
Shareholders' equity                 56,556       54,237       41,673        29,202        20,052

PERCENTAGES AND RATIOS:
Gross profit                           21.1%        29.0%        31.9%         35.1%         28.0%
Return on sales                         1.3%         8.4%        11.3%          8.8%         (4.5%)
Current ratio                           2.3          2.4          2.9           2.7           2.3
Ratio of long-term debt to
     total capitalization               .03          .05          .01           .12           .24


(1) Includes pre-tax charges of $2,900 for the loss on disposition of the ZZ Wheelz subsidiary, $1,455 for re-engineering and consolidation of pickup truck bedliner manufacturing operations, and $1,103 related to settlement of a patent issue and write-off of a license agreement.

(2) Includes a pre-tax gain of $2,358 relating to the sale of a warrant to purchase a minority share of DFM Corporation.

(3) Includes a pre-tax $900 write-down to the carrying value of a warrant to purchase DFM Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion relating to the three years ended December 31, 1995 should be read in conjunction with the Company's Consolidated Financial Statements and related Notes:

     CORPORATE DEVELOPMENT. ($ in 000's) On December 12, 1995, the Company decided to dispose of its ZZ Wheelz subsidiary. The operation acquired in 1994 did not fit the long-term focus of the Company. A $2,900 pre-tax charge was recorded in the fourth quarter to write-off the investment and provide for anticipated costs to close the facility.

     In November 1995, Jerr-Dan introduced the prototype of its new medium-duty recovery vehicle. This new product, with an innovative composite body, is intended to provide Jerr-Dan distributors with a complete range of towing and recovery products for the first time in the Company's history.

     Effective July 1, 1995, Jerr-Dan acquired substantially all the assets of DeWalt Manufacturing, Inc., a manufacturer of heavy-duty towing and recovery vehicles in Channelview, Texas. Jerr-Dan's DeWalt Division provides a proven product line in the heavy-duty market segment previously not serviced by the Company.

     Also in July 1995, Jerr-Dan began leasing approximately 65,000 square feet in Las Vegas, Nevada. This western warehouse has improved service to the Company's West Coast distributors. The warehouse provides distributors with inventory in both kit and installed configurations.

     In July 1994, the Company acquired Benton Plastics, Inc. ("Benton"). Benton is a manufacturer and distributor of bedliners under the brand name "Bodygard"(R). The total purchase price was $14,388.

     NET SALES. ($ in 000's) The following table summarizes net sales by business segment for the last three years:



Segment                       1995      %       1994       %         1993       %
-------                       ----      -       ----       -         ----       -
Pickup truck accessories   $ 81,684    47%    $ 75,163    52%      $ 56,399    53%
Vehicle transportation       90,367    53%      69,320    48%        49,339    47%
                           --------   ---     --------   ---       --------   ---
     Total                 $172,051   100%    $144,483   100%      $105,738   100%
                           ========   ===     ========   ===       ========   ===

     Net sales increased 19% to $172,051 in 1995 versus 1994. In the pickup truck accessories segment net sales increased $6,521 or 9% from 1994. Bedliner unit sales increased 16% from the prior year. Durakon Division unit sales were down 5% in 1995 compared to 1994 partially due to a 5% decline in domestic pickup truck sales from 1994. International unit sales increased 43%. Average net selling prices were down 5% from last year at the Durakon Division due largely to industry competition and increased sales to the Company's international OE customers. Unit sales from the Benton Division were up 143% as 1995 net sales included a full year of activity versus five months in 1994. Benton Division selling prices were 6% higher in 1995 due to the addition of new product features.

     In the vehicle transportation segment, 1995 net sales increased $21,047 or 30% from 1994. Equipment sales increased 13% and truck chassis sales (which carry little mark-up) increased 52% over 1994. Unit sales of rollback car carriers increased 21%, while the volume of wheel lift products was down 16% due to the inability for a period of six months in 1995 to sell several models in the light-duty product line following a patent settlement. A more advanced light-duty wheel lift product was introduced in the third quarter of 1995 and unit sales of this new product have exceeded sales of the former product for comparative periods in 1995 versus 1994. Average net selling prices for both rollback car carriers and wheel lifts were higher, up 3% and 5%, respectively, in 1995 compared to 1994.

     Net sales increased $38,745 or 37% in 1994 versus 1993. Net sales in the pickup truck accessories segment increased $18,764 or 33% over 1993. The increase was due to a 37% gain in unit sales, primarily due to bedliner unit volume from the Benton Division, which was acquired in July
1994. Unit sales from comparable operations were up in the independent aftermarket distribution channel and the international channel. Average net selling prices did not change significantly during 1994 as higher sales prices in the aftermarket channel offset lower prices to existing and new international OEM customers. Net sales in the vehicle transportation segment increased $19,981 or

40% from 1993. The increase was due to continued increases in market penetration for both rollback and wheel lift products. A modest price increase in the vehicle transportation segment was achieved in 1994.

     GROSS PROFIT. ($ in 000's) The following table summarizes gross profit in dollars and as a percent of sales by segment for the last three years:



Segment                       1995      %       1994       %         1993       %
-------                       ----      -       ----       -         ----       -
Pickup truck accessories   $ 22,137    27%    $ 29,240    39%      $ 24,345    43%
Vehicle transportation       14,222    16%      12,707    18%         9,341    19%
                           --------   ---     --------   ---       --------   ---
     Total                 $ 36.359    21%    $ 41,947    29%      $ 33,686    32%
                           ========   ===     ========   ===       ========   ===


     In 1995, gross margin in the pickup truck accessories segment declined 12 percentage points from 1994. The majority of the decline in gross margin occurred at the Durakon Division. Selling price decreases coupled with increased material cost (raw material cost increases and higher material usage to improve quality), a change to prepaid customer freight in 1995, and spending to improve manufacturing efficiency and product quality were the reasons for the decline in gross margin. In 1995, approximately $1,898 of non-recurring costs to improve manufacturing operations are reflected in gross profit. The impact of these non-recurring costs is expected to be realized in lower unit production costs beginning in the first quarter of 1996. At the Benton Division, gross margin increased one point as selling price increases were largely offset by cost increases.

     In the vehicle transportation segment, gross margin in 1995 was 16% compared to 18% in 1994. The margin on equipment sales was 27% in 1995, down 2% from the prior year. In 1995, the increased costs of materials and product enhancements were not completely offset by selling price increases and reductions realized in fabrication costs.

     In 1994, the gross profit percentage for the pickup truck accessories segment was 39% versus 43% in 1993. The decrease was due to lower margins associated with sales from the Benton Division acquired in July 1994, and to increased material costs and operating costs to support the expanded product line and customer base. The gross profit in the vehicle transportation segment was down 1% to 18% in 1994 versus 1993 due entirely to an increase in the proportion of lower margin truck chassis sold in 1994.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. ($ in 000's) The following table presents selling, general and administrative expenses by business segment and as a percent of net sales for the last three years:




                                       % Net                    % Net                 % Net
Segment                       1995     Sales          1994      Sales        1993     Sales
-------                       ----     -----          ----      -----        ----     ----
Pickup truck accessories    $18,375      23%        $14,905      20%       $12,170     22%
Vehicle transportation        9,913      11%          7,555      11%         6,579     13%
                            -------      --         -------      --        -------     --
     Total                  $28,288      16%        $22,460      16%       $18,749     18%
                            =======      ==         =======      ==        =======     ==

     Selling, general and administrative expenses (SG&A) were 26% higher in 1995 compared to 1994, but as a percent of net sales were unchanged.

     In the pickup truck accessories segment, 1995 SG&A was $3,470 higher than in 1994 and as a percentage of net sales was three points higher. The majority of the increase was attributable to the inclusion of the Benton Division and ZZ Wheelz for a full year which had SG&A of $3,707 versus five months in 1994 which had SG&A of $1,568. The remainder of the increase reflects spending to facilitate a software conversion, increased advertising and increased salaries and wages.

     In the vehicle transportation segment, 1995 SG&A was $2,358 higher than the prior year but as a percent of net sales was unchanged. Approximately $1,103 in one-time charges were related to patent litigation and the write-off of a license agreement. The balance of the increase relates to new product development related to the new medium-duty wrecker products and administrative expenses associated with the new DeWalt Division.

     The increase of $3,711 in 1994 versus 1993 was due in part to the addition of the Company's Benton Division and ZZ Wheelz, which had SG&A of $1,568 in the last half of 1994. In addition, spending was $835 higher to improve the infrastructure of the Duraliner USA distribution centers in the pickup truck accessories segment. In the vehicle transportation segment, selling and administrative expenses were up $770 due to increased litigation expense, staff additions to support higher sales volume and patent amortization. As a percent of net sales, selling, general and administrative expenses were 2% lower in 1994 versus 1993.

     DISPOSITION OF SUBSIDIARY ($ in 000's) In December 1995 the Company decided to close its ZZ Wheelz operations. The charge of $2,900 to write-off the investment and provide for anticipated costs to close the operation was recorded in the fourth quarter of 1995.

     INTEREST INCOME/(EXPENSE), NET. ($ in 000's) Net interest income was $358 in 1995, $427 in 1994 and $195 in 1993. The reduction in net interest income in 1995 versus 1994 reflects higher interest income on larger cash balances offset by increased interest expense from higher debt. The improvement in 1994 versus 1993 reflects higher average cash balances.

     OTHER INCOME/(EXPENSE), NET. ($ in 000's) Other income in 1995 reflects an expense of $411 versus income of $86 and $2,215 in 1994 and 1993, respectively. In 1995, other expense relates primarily to transaction and devaluation losses associated with the Mexican peso. In 1994, other income includes the gain from the sale of a bond fund, net of Mexican peso transaction and devaluation
losses.   Other income in 1993 reflects the gain on the call of a warrant.

     MINORITY INTEREST. ($ in 000's) Minority interest reflects the minority shareholders' portion of the net income of Duramex which began operations in April 1993. The minority interest was a loss in 1995 of $73 compared to a loss of $143 in 1994 and income of $72 in 1993.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate was 54% in 1995, 39% in 1994 and 31% in 1993. The difference between 1995 effective rate and the statutory rate of 35% is primarily due to the non-deductible portion of the loss on disposition of ZZ Wheelz and a provision for state income taxes. The difference between the 1994 effective rate and the statutory rate of 35% was primarily due to a provision for state income taxes.

     NET INCOME. ($ in 000's) Net income was $2,299 in 1995, $12,101 and $11,974 in 1994 and 1993, respectively.

     The 1995 decrease of $9,802 from 1994 was primarily the result of lower gross margins in both business segments, non-recurring charges related to the loss on disposition of the ZZ Wheelz business unit, costs related to re-engineering the manufacturing operations at the pickup truck bedliner plants, expenses to consolidate manufacturing operations in the pickup truck accessories segment and costs associated with a patent settlement in the vehicle transportation segment.

     The 1994 increase of $127 over 1993 was as a result of the increased sales, lower selling, general and administrative expenses as a percent of sales and an increase in interest income offset by the gain on the warrant call of $2,358 recognized in 1993.

     Management does not believe that inflation had a significant impact on the Company's operations during the last three years.

LIQUIDITY AND CAPITAL RESOURCES ($ in 000's)

     At year-end 1995, the Company's cash balance was $12,757, $11,628 at year-end 1994 and $15,549 at year-end 1993. The current ratio was 2.3 at December 31, 1995 versus 2.4 in 1994 and 2.9 in 1993. During 1995, cash of $8,944 was provided by operations versus $12,488 in 1994 and $9,021 in 1993. Cash used in investing activities in 1995 was $6,636 compared to $14,230 in 1994 and $2,799 in 1993. The main use of cash in 1995 was for the purchase of equipment. In the pickup truck accessories segment capital spending totaled $6,079 and in the vehicle transportation segment $684. In 1994, the main uses of cash were investments in Benton Plastics and ZZ Wheelz. Financing activities resulted in a net cash use of $1,462 in 1995 and $1,755 in 1994. The increase in cash in 1995 was $1,129 versus a net cash use of $3,921 in 1994.

     The Company's anticipated internal cash flow is expected to provide sufficient liquidity to fund its near-term working capital needs. The Company believes that its long-term working capital and other investment needs will be satisfied through its internal cash flow and future borrowings, if necessary. The Company also maintains a $20,000 revolving credit facility. There were no borrowings against this facility as of December 31, 1995. However, letters of credit have been issued against the credit line totaling $1,700 at December 31, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information included in this Report are set forth on the Index to Consolidated Financial Statements and Financial Statement Schedule appearing on page F-1 of this Report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by the items within this part will be included in the Company's 1996 Proxy Statement, and is incorporated herein by reference, as follows:




                                                        Captions(s) in 1996
                                                          Proxy Statement
                                                        -------------------

ITEM 10.  Directors and Executive Officers   "Election of Directors", "Other
            of the Registrant                 Information Relating To Directors"
                                              and "Executive Officers"

ITEM 11.  Executive Compensation             "Compensation of Executive Officers
                                              and Directors"

ITEM 12.  Security Ownership of Certain     "Election of Directors"
          Beneficial Owners and Management

ITEM 13.  Certain Relationships and         "Certain Transactions with
          Related Transactions              Management"

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K.

    (a) 1. Financial Statements:

        The financial statements filed with this Report are listed on page F-1.

        2.   Financial Statement Schedule:

        The financial statement schedule filed with this Report is listed on page F-1. Other financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        3.   Exhibits:

        The exhibits filed with this Report are listed on the "Exhibit Index" on page E-1.

    (b) Reports on Form 8-K.

        The Company was not required to file any current reports on Form 8-K during the quarter ended December 31, 1995, and none was filed during that period.

DURAKON INDUSTRIES, INC. AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Durakon Industries, Inc. are referred to in Item 8:

                                                                   Page
                                                                   ----
     Report of Independent Accountants                              F-2

     Consolidated Balance Sheets - December 31, 1995 and 1994       F-3

     Consolidated Statements of Operations - Years ended
     December 31, 1995, 1994 and 1993                               F-4

     Consolidated Statements of Shareholders' Equity - Years
     ended December 31, 1995, 1994 and 1993                         F-5

     Consolidated Statements of Cash Flows - Years ended
     December 31, 1995, 1994 and 1993                               F-6

     Notes to consolidated financial statements                     F-7 to F-16


The following consolidated financial statement schedule of Durakon Industries, Inc. is included herein:

     Schedule II -- Valuation and qualifying accounts                       S-1


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Durakon Industries, Inc.:

We have audited the consolidated financial statements and financial statement schedule of Durakon Industries, Inc. and Subsidiaries listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Durakon Industries, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand, L.L.P.

Detroit, Michigan
February 23, 1996

                            DURAKON INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                  ($ in 000's)

                                                                                               1995         1994
                                                                                               ----         ----
                             ASSETS
Current assets:
  Cash and equivalents                                                                      $12,757      $11,628
  Accounts receivable, less allowances of $640 and $474                                      17,468       15,203
  Inventories                                                                                12,140       13,793
  Prepaid expenses and other current assets                                                   1,141        1,542
  Deferred income taxes                                                                       2,526        1,426
                                                                                            -------      -------

     Total current assets                                                                    46,032       43,592

Property, plant and equipment less accumulated depreciation
  of $20,673 and $18,999                                                                     18,346       15,607
Goodwill                                                                                     13,870       15,078
Patents, less accumulated amortization of $2,369 and $1,754                                     507        1,122
Other assets                                                                                    114          143
                                                                                            -------      -------

                                                                                            $78,869      $75,542
                                                                                            =======      =======
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                                       $1,342       $1,767
  Accounts payable                                                                           10,058        9,241
  Other current liabilities                                                                   8,936        7,045
                                                                                            -------      -------
     Total current liabilities                                                               20,336       18,053
                                                                                            -------      -------

Long-term debt                                                                                1,572        2,641
Deferred income taxes                                                                           346          330
Minority interest                                                                                59          281
                                                                                            -------      -------
     Total long-term liabilities                                                              1,977        3,252
                                                                                            -------      -------

Shareholders' equity:
  Preferred stock, $1 par value - 100,000 shares authorized; none issued                         --           --
  Common stock, without par value - 15,000,000 shares authorized;
    6,520,292 and 6,520,292 shares issued and outstanding                                    21,506       21,506
  Accumulated translation adjustment                                                           (275)        (295)
  Retained earnings                                                                          35,325       33,026
                                                                                            -------      -------

     Total shareholders' equity                                                              56,556       54,237
                                                                                            -------      -------

                                                                                            $78,869      $75,542
                                                                                            =======      =======


The accompanying notes are an integral part of the consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                     ($ in 000's, except per share amounts)



                                                     1995          1994          1993
                                                     ----          ----          ----
Net sales                                        $172,051      $144,483      $105,738
Cost of products sold                             135,692       102,536        72,052
                                                 --------      --------      --------
     Gross profit                                  36,359        41,947        33,686

Selling, general and
  administrative expenses                          28,288        22,460        18,749

Disposition of subsidiary                           2,900            --            --
                                                 --------      --------      --------

     Operating income                               5,171        19,487        14,937

Interest income                                       775           612           344

Interest expense                                     (417)         (185)         (149)

Other income/(expense), net                          (411)           86         2,215

Minority interest                                     (73)         (143)           72
                                                 --------      --------      --------

Income before income taxes                          5,045        19,857        17,419

Provision for income taxes                          2,746         7,756         5,445
                                                 --------      --------      --------

Net income                                         $2,299       $12,101       $11,974
                                                 ========      ========      ========

Net income per share of common stock                $0.34         $1.82         $1.82
                                                 ========      ========      ========

Weighted average shares (000's)                     6,687         6,654         6,577
                                                 ========      ========      ========



 The accompanying notes are an integral part of the consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                  ($ in 000's)

                                            Shares                Equity
                                          ----------     ------------------------------
                                                                  Accumulated
                                           Common        Common   Translation  Retained
                                            Stock         Stock    Adjustment  Earnings
                                          ----------     --------  ----------  --------
Balance at December 31, 1992               6,432,426      $20,251          --    $8,951
                                          ----------     --------  ----------  --------
Exercise of stock options                     43,933         $333          --        --
Tax benefit of exercised options                  --          164          --        --
Net income                                        --           --          --   $11,974
                                          ----------     --------  ----------  --------
Balance at December 31, 1993               6,476,359      $20,748          --   $20,925
                                          ----------     --------  ----------  --------
Exercise of stock options                      3,333          $41          --        --
Issuance of common stock                      40,600          710          --        --
Tax benefit of exercised options                  --            7          --        --
Net income                                        --           --          --   $12,101
Translation adjustments                           --           --       ($295)       --
                                          ----------     --------  ----------  --------
Balance at December 31, 1994               6,520,292      $21,506       ($295)  $33,026
                                          ----------     --------  ----------  --------
Net income                                        --           --          --    $2,299
Translation adjustments                           --           --        ($20)       --
                                          ----------     --------  ----------  --------
Balance at December 31, 1995               6,520,292      $21,506       ($275)  $35,325
                                          ==========     ========  ==========  ========





The accompanying notes are an integral part of the consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                  ($ in 000's)

                                                                                 1995          1994         1993
                                                                                 ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $2,299       $12,101      $11,974
  Adjustments to reconcile net income to net
  cash provided by operating activities, net of purchase
  of Benton Plastics and ZZ Wheelz:
    Depreciation and amortization                                               5,002         3,897        2,753
    Increase/(decrease) in minority interest, net                                (222)           41          240
    Increase/(decrease) in deferred income taxes                               (1,084)         (570)         125
    Gain on call of warrant                                                        --            --       (2,358)
    Gain/(loss) on disposal of property, plant and equipment                      440           (83)         (64)
    Net decrease/(increase) of other assets                                        15           462          (77)
  Increase/(decrease) due to changes in operating assets
  and liabilities:
    Accounts receivable                                                        (2,454)       (2,067)      (2,900)
    Inventories                                                                 1,462        (3,186)      (1,067)
    Prepaid expenses and other current assets                                     372         1,199       (1,380)
    Accounts payable                                                            1,180         2,302          458
    Accrued expenses and other current liabilities                              1,934        (1,608)       1,317
                                                                              -------       -------      -------
  Net cash provided by operating activities                                     8,944        12,488        9,021
                                                                              -------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                   (6,763)       (3,395)      (4,772)
  Purchase of Benton Plastics and ZZ Wheelz                                        --       (11,861)          --
  Purchase of patent right                                                         --            --         (612)
  Net proceeds from call of warrant                                                --            --        2,458
  Proceeds from cash receipt on note receivable                                    --           836           --
  Proceeds from sale of property, plant and equipment                             127           190          127
                                                                              -------       -------      -------
  Net cash used in investing activities                                        (6,636)      (14,230)      (2,799)
                                                                              -------       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in long-term debt                                                   (1,659)       (3,039)      (4,828)
  Proceeds from issuance of debt                                                  197         1,243          336
  Cash proceeds from exercise of stock options                                     --            41          333
                                                                              -------       -------      -------
  Net cash used in financing activities                                        (1,462)       (1,755)      (4,159)
                                                                              -------       -------      -------
Effect of exchange rate changes on cash                                           283          (424)          --
                                                                              -------       -------      -------
CASH AND EQUIVALENTS:
  Increase/(decrease) for year                                                  1,129        (3,921)       2,063
  Balance, beginning of year                                                   11,628        15,549       13,486
                                                                              -------       -------      -------
BALANCE, END OF YEAR                                                          $12,757       $11,628      $15,549
                                                                              =======       =======      =======


The accompanying notes are an integral part of the consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   Principles of consolidation

   The consolidated financial statements include the accounts of Durakon Industries, Inc. and its domestic wholly-owned subsidiaries and foreign majority-owned subsidiary (the "Company"). All significant intercompany accounts and transactions have been eliminated.

   Cash and equivalents

   At December 31, 1995, 1994 and 1993, substantially all cash was held at Comerica Bank.

   For purposes of the statement of cash flows, cash and equivalents include cash on hand, amounts due from banks and debt instruments purchased with an original maturity of three months or less.

   Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for the pickup truck accessories segment and the last-in, first-out (LIFO) method for the vehicle transportation segment.

   Property, plant and equipment

   Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets.

   Intangibles

   Goodwill is being amortized using the straight-line method over periods not exceeding 20 years. At each balance sheet date, management assesses whether there has been an impairment in the carrying value of goodwill, primarily by comparing current and projected sales, operating income and annual cash flows with the related annual amortization expense. Purchase costs of patents are being amortized using the straight-line method over the legal lives of the patents, not to exceed 17 years.

   Retirement plans

   The Company has defined contribution retirement plans covering substantially all employees. The Company's policy is to fund retirement costs accrued.

   Income taxes

   Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards (FASB) No. 109, "Accounting for Income Taxes". Deferred income taxes are recorded to reflect the tax liability/benefit on future years of differences between the tax basis and financial reporting amount of assets and liabilities at each year-end.

   Foreign Currency Translation

   The assets and liabilities of the Company's foreign operation are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of shareholders' equity. Currency transaction gains and losses are reported in income.

   Net income per share of common stock

   Net income per share of common stock is based on the weighted average number of common shares outstanding after giving effect for common stock equivalents arising from stock options.

   Segments

   The Company operates in two business segments, pickup truck bedliners and accessories (pickup truck accessories) and vehicle transportation and towing (vehicle transportation).

   Reporting

   Certain amounts in the Consolidated Financial Statements for prior years have been reclassified to conform to 1995 presentation.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Recently issued financial accounting standards

   Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", will not have a material impact on the Company's financial statements when adopted in 1996. SFAS 123, "Accounting for Stock-Based Compensation," becomes effective in 1996. The Company intends to adopt the pro-forma disclosure provisions of SFAS 123.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Acquisitions ($ in 000's)

      On July 29, 1994, Benton Plastics, Inc. ("Benton") was acquired for $14,388. Benton is a manufacturer of bedliners with production facilities in Maine and Tennessee. In 1995, manufacturing operations were terminated in Maine.

      The acquisition was accounted for as a purchase with the results of Benton included from the acquisition date. The fair value of assets acquired, including goodwill, was $16,753 and liabilities assumed totaled $2,464. Goodwill of $13,273 is being amortized over 20 years on a straight-line basis.

      On June 10, 1994, G.C. Concepts, Inc. doing business as ZZ Wheelz, Inc., was acquired for $656 in cash plus other consideration. ZZ Wheelz manufactures and assembles wheel covers.

      The acquisition was accounted for as a purchase with the results of ZZ Wheelz included from the acquisition date. The fair value of assets acquired, including goodwill, was $2,751 and liabilities assumed totaled $1,385. Goodwill of $2,138 was being amortized over 15 years on a straight-line basis. The disposition of ZZ Wheelz resulted in the write-off of goodwill during 1995.




3.   Inventories

             Inventories are summarized below ($ in 000's):

                                                                                            December 31,
                                                                                  --------------------------------
                                                                                      1995                 1994
                                                                                      ----                 ----

             Raw materials and work in process . . . . . . . . . . . . . .          $ 5,838              $ 5,908
             Finished goods. . . . . . . . . . . . . . . . . . . . . . . .            6,302                7,885
                                                                                    -------              -------
             Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $12,140              $13,793
                                                                                    =======              =======



      The LIFO method of inventory valuation is used to value the inventory of the vehicle transportation segment, which represented approximately 55% of total inventory at December 31, 1995 and 50% at December 31, 1994. The effect of LIFO adjustments was to reduce net income by $316 or $0.05 per share in 1995. At December 31, 1995 and 1994, the Company's LIFO reserve was $1,276 and $960, respectively.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Property, Plant and Equipment

     A summary of property, plant and equipment is shown below ($ in 000's):




                                                                           December 31,
                                                                           ------------
                                                                           1995    1994
                                                                           ----    ----
     Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,911   $ 1,900
     Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,055     7,725
     Machinery and equipment . . . . . . . . . . . . . . . . . . . . .   29,053    24,981
                                                                        -------   -------
     Total property, plant and equipment . . . . . . . . . . . . . . .   39,019    34,606
     Less accumulated depreciation . . . . . . . . . . . . . . . . . .   20,673    18,999
                                                                        -------   -------
      Net property, plant and equipment . . . . . . . . . . . . . . . . $18,346   $15,607
                                                                        =======   =======


5.   Other Current Liabilities

     A summary of other current liabilities is shown below ($ in 000's):


                                                                           December 31,
                                                                           ------------
                                                                           1995    1994
                                                                           ----    ----
     Accrued compensation. . . . . . . . . . . . . . . . . . . . . . .  $ 2,201   $ 2,309
     Benton purchase . . . . . . . . . . . . . . . . . . . . . . . . .       --       787
     Legal reserve . . . . . . . . . . . . . . . . . . . . . . . . . .    1,004       575
     Workers' compensation . . . . . . . . . . . . . . . . . . . . . .      233       467
     Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . .       --       257
     Reserve for disposition of subsidiary . . . . . . . . . . . . . .    2,900        --
     Commission and royalties  . . . . . . . . . . . . . . . . . . . .      617       443
     Health insurance. . . . . . . . . . . . . . . . . . . . . . . . .      521       416
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,460     1,791
                                                                        -------   -------

     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 8,936   $ 7,045
                                                                        =======   =======


6.   Retirement Plans

      Employer contributions to the 401(k) retirement plans amounted to $389 in 1995, $368 in 1994 and $353 in 1993.

7.   Leases

      Rental expense under operating leases approximated $2,396 in 1995, $2,019 in 1994 and $1,099 in 1993. At December 31, 1995, future minimum lease commitments under these leases were as follows:

      Year ending December 31 ($ in 000's):

           1996. . . . . . . . . . . . . . . . . . . . . $1,933
           1997. . . . . . . . . . . . . . . . . . . . .  1,703
           1998. . . . . . . . . . . . . . . . . . . . .  1,406
           1999. . . . . . . . . . . . . . . . . . . . .  1,136
           2000 and thereafter . . . . . . . . . . . . .  1,360
                                                         ------
                                                         $7,538
                                                         ======



                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Contingencies ($ in 000's)

      The Company is contingently liable under the terms of agreements covering certain of its customer's financing arrangements. The agreements provide for the repurchase of products sold to customers in the event of default by the customer to the financing company. The contingent liability under these agreements was approximately $5,800 and $4,300 at December 31, 1995 and 1994, respectively. The Company has incurred no material losses related to these agreements.

9.    Long-term Debt




      Long-term debt consisted of the following at December 31 ($ in 000's):

                                                                                          1995                1994
                                                                                          ----                ----

     Note payable, interest at 6%, to employees of Company, $1,000 due
      August 31, 1996, collateralized by a standby letter of credit  . . . . . . . . . . $1,000              $2,000

     Duramex note payable to bank, interest at Libor plus 2.675%, which was
      8.36% and 8.55% at December 31, 1995 and 1994, respectively, due in
      semi-annual installments of $51 through 1999 . . . . . . . . . . . . . . . . . . .    448                 249

     Note payable, interest at 9%, to employee of Company, due June 1995 . . . . . . . .     --                 440

     Promissory notes to individuals, interest at 10%, interest paid annually,
       principal due March 26, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . .    539                 539

     Loan payable to Pennsylvania Industrial Development Association,
      interest at 2%, due in monthly installments of $3, through 2009. . . . . . . . . .    393                 416

     Loan payable to Machinery and Equipment Loan Fund, interest at 2%,
      due in monthly installments of $4, through 2001  . . . . . . . . . . . . . . . . .    273                 316

     Duramex note payable to bank, interest at Libor plus 2.675%, which was
      8.36% and 8.55% at December 31, 1995 and 1994, respectively, due in
      semi-annual installments of $33, through 1998. . . . . . . . . . . . . . . . . . .    173                 270

     Note payable, net of imputed interest at 7.45%, of $11 in 1995 and
      $22 in 1994, due in monthly installments of $8, through 1996 . . . . . . . . . . .     88                 178
                                                                                         ------              ------

                                                                                          2,914               4,408

     Less current maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,342               1,767
                                                                                         ------              ------
     Total long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $1,572              $2,641
                                                                                         ======              ======


      Maturities of long-term debt during the next five years are $1,342, $252, $794, $187 and $84.

      The Company has a $20,000 unsecured revolving credit agreement with Comerica Bank which expires June 30, 1997. Five standby letters of credit totaling $1,700 reduced the available balance to $18,300 at December 31, 1995.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Stock Option Plan

      Under the 1988 Stock Option Plan, the Company has made available 500,000 shares of common stock for key employees. The options vest and become exercisable in equal annual installments as defined in the agreements. Certain options which were issued in 1995 were immediately exercisable. At December 31, 1995, there were 17,400 shares that remained available for grant under this plan.

     A summary of activity during 1995, 1994 and 1993 under the Plan follows:



                                                     Number of Shares
                                         --------------------------------------------        Per share
                                           1995              1994               1993          option price
                                           ----              ----               ----          ------------

     Outstanding at January 1             158,334           141,667            175,600        $3.25 to $16.25

     Options granted                      230,000            20,000             10,000        $13.625 to $16.25

     Options exercised                        --              3,333             43,933        $7.00 to $12.25

     Options cancelled                     20,000               --                --          $16.25
                                          -------           -------           --------

     Outstanding at December 31           368,334           158,334            141,667        $3.25 to $16.25
                                          =======           =======           ========

     Exercisable at December 31           148,334           110,000             59,999        $3.25 to $16.25
                                          =======           =======           ========


      In addition, the Company has a stock option agreement which was not granted under the 1988 Plan and has made available 100,000 shares of common stock for this agreement. During 1995, no options were exercised under this agreement. At December 31, 1995, 100,000 shares were exercisable at $3.25 per share.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   Business Segments

      The Company operates in two segments, pickup truck accessories and vehicle transportation. The pickup truck accessories segment manufactures and distributes pickup truck bedliners and other pickup truck accessories. The vehicle transportation segment manufactures and mounts systems on purchased and customer-supplied truck chassis, which provide the converted trucks with the ability to transport vehicles ranging in size from automobiles to heavy equipment. Foreign assets, revenues and export sales each represent less than 10% of the Company's total.

      Information regarding the Company's segments follows ($ in 000's):


                                          1995          1994         1993
                                        --------      --------     --------
      Net sales:
       Pickup truck accessories          $ 81,684     $ 75,163     $ 56,399
       Vehicle transportation              90,367       69,320       49,339
                                         --------     --------     --------
                                         $172,051     $144,483     $105,738
                                         ========     ========     ========
      Operating profit:
       Pickup truck accessories          $    862     $ 14,335     $ 12,175
       Vehicle transportation               4,309        5,152        2,762
                                         --------     --------     --------
                                         $  5,171     $ 19,487     $ 14,937
                                         ========     ========     ========
      Depreciation and amortization:
       Pickup truck accessories          $  3,780     $  3,147     $  2,057
       Vehicle transportation               1,222          750          696
                                         --------     --------     --------
                                         $  5,002     $  3,897     $  2,753
                                         ========     ========     ========
      Capital expenditures:
       Pickup truck accessories          $  6,079     $  2,371     $  3,224
       Vehicle transportation                 684        1,024        1,548
                                         --------     --------     --------
                                         $  6,763     $  3,395     $  4,772
                                         ========     ========     ========

      Identifiable assets:
       Pickup truck accessories          $ 57,546     $ 57,129     $ 39,595
       Vehicle transportation              21,323       18,413       16,629
                                         --------     --------     --------
                                         $ 78,869     $ 75,542     $ 56,224
                                         ========     ========     ========



                           DURAKON INDUSTRIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Income Taxes



The provisions for income taxes are summarized below ($ in 000's):


                                                                    1995              1994              1993
                                                                    ----              ----              ----
     Federal income taxes:
      Currently payable . . . . . . . . . . . . . . . . . . .      $3,227            $6,275            $4,525
      Deferred. . . . . . . . . . . . . . . . . . . . . . . .        (935)              302               125
                                                                   ------            ------            ------
                                                                    2,292             6,577             4,650
     State income taxes . . . . . . . . . . . . . . . . . . .         454             1,179               795
                                                                   ------            ------            ------
     Provision for income taxes . . . . . . . . . . . . . . .      $2,746            $7,756            $5,445
                                                                   ======            ======            ======


      Temporary differences which give rise to the deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows ($ in 000's):

                                                                  1995                                1994
                                                     -------------------------------      --------------------------------
                                                     Deferred           Deferred Tax      Deferred           Deferred Tax
                                                     Tax Asset            Liability       Tax Asset           Liability
                                                     ---------          ------------      ---------          -------------
     Depreciation and goodwill amortization . . . .         --               $614               --                $492
     Bad debt allowance . . . . . . . . . . . . . .       $224               --              $166                  --
     Inventory  . . . . . . . . . . . . . . . . . .        493               --               270                  --
     Litigation reserve . . . . . . . . . . . . . .        329               --               201                  --
     Reserve for disposition of subsidiary  . . . .        398               --                --                  --
     Vacation pay accrual . . . . . . . . . . . . .        187               --               149                  --
     Reserve returns and allowances . . . . . . . .        252               --               160                  --
     Warranty reserve . . . . . . . . . . . . . . .         95               --                92                  --
     Patent amortization  . . . . . . . . . . . . .        387               --               284                  --
     Reserve employee health benefit
       claims   . . . . . . . . . . . . . . . . . .        205               --               196                  --
     Other miscellaneous accrued and
               prepaid expenses . . . . . . . . . .        224               --                70                  --
                                                        ------             ----            ------                 ----
     Total deferred taxes   . . . . . . . . . . . .     $2,794             $614            $1,588                 $492
                                                        ======             ====            ======                 ====



      The consolidated income tax provision was different than the amount computed using the United States statutory income tax rate for the reasons set forth in the following table ($ in 000's):



                                                              1995          1994             1993
                                                             ------        ------           ------
     Tax at the statutory rate . . . . . . . . . . . . . . . $1,715        $6,950          $6,092
     State income taxes  . . . . . . . . . . . . . . . . . .    295           766             517
     Change in valuation allowance . . . . . . . . . . . . .     --           (53)         (1,204)
     Non-deductible loss from disposition of subsidiary  . .    599            --              --
     Other . . . . . . . . . . . . . . . . . . . . . . . . .    137            93              40
                                                             ------        ------          ------
     Provision for income tax. . . . . . . . . . . . . . . . $2,746        $7,756          $5,445
                                                             ======        ======          ======
     Effective tax rate. . . . . . . . . . . . . . . . . . .   54.4%         39.1%           31.3%
                                                             ======        ======          ======


      The Company had a long-term capital loss carryforward of approximately $11,000 which expired in 1995.

                           DURAKON INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.   Statement of Cash Flows Additional Information

      Supplemental disclosures of cash flow information ($ in 000's):


                                                                      1995      1994     1993
                                                                      ----      ----     ----
Cash paid during the year for:

Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  420     $   79     $  125
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .  $4,165     $7,440     $3,648

      Supplemental non-cash investing activities:


      The Company received a $7 and $164 tax benefit from the exercise of stock options in 1994 and 1993, respectively. There were no stock options exercised in 1995.

      In connection with the acquisition of Benton, the Company has recorded $1,000 to be paid over the next year to the former owners of Benton.

      In connection with the acquisition of ZZ Wheelz, the Company issued its own stock with a fair value of $710 at the time of issuance.


14.   Other Income and (Expense) ($ in 000's)

      Net other expense for 1995 of ($411) represents a loss due to the change in exchange rates of the Mexican peso of ($438) which was offset by miscellaneous income items.

      Net other income for 1994 primarily represents gain on the sale of property, plant and equipment partially offset by an additional provision for contingent lease transactions.

      Net other income for 1993 of $2,215 represents a gain on the call of a warrant to purchase a minority interest in DFM Corporation of $2,358, offset primarily by expenses resulting from a margined short sale of U.S. Government securities.

                           DURAKON INDUSTRIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Quarterly Financial Data (Unaudited)

      The following presents financial data regarding the Company's quarterly results of operations for 1995 and 1994 ($ in 000's, except per share amounts):


                                                         First       Second        Third        Fourth
                                                        Quarter     Quarter        Quarter      Quarter
                                                        -------     -------        -------      -------
                                                                                                  (a)

1995:
 Net sales. . . . . . . . . . . . . . . . . . . . . .   $44,044      $42,667      $42,596       $42,744
 Gross profit . . . . . . . . . . . . . . . . . . . .    11,509       10,722        8,211         5,917
 Net income/(loss)  . . . . . . . . . . . . . . . . .     2,868        3,072          925        (4,566)
 Net income/(loss) per share of common
   stock. . . . . . . . . . . . . . . . . . . . . . .   $  0.43      $  0.46      $  0.14       $ (0.69)

1994:
 Net sales. . . . . . . . . . . . . . . . . . . . . .   $31,058      $35,432      $38,693       $39,300
 Gross profit . . . . . . . . . . . . . . . . . . . .     8,929       11,063       11,149        10,806
 Net income . . . . . . . . . . . . . . . . . . . . .     2,345        3,400        3,480         2,876
 Net income per share of common
   stock. . . . . . . . . . . . . . . . . . . . . . .   $  0.36      $  0.51      $  0.52       $  0.43


      (a) 1995 fourth quarter adjustments, relating to the disposition of the ZZ Wheelz subsidiary ($2,900 before tax) reduced net income by $2,490 ($0.37 per share), the re-engineering and consolidation of bedliner manufacturing operations charges reduced gross profit by $1,606 and net income $1,028 ($0.15 per share), and the patent settlement, license write-down and outside engineering ($642 before tax) reduced net income by $398 ($0.06 per share).


16.   Disposition of Subsidiary ($ in 000's, except per share amounts)

      On December 12, 1995, the Company decided to dispose of its ZZ Wheelz subsidiary in Richardson, Texas. A $2,900 charge was recorded in the fourth quarter to write-off the investment and provided for anticipated costs to close the facility. The operation had a net loss of $560 or $0.08 per share in 1995.

                            DURAKON INDUSTRIES, INC.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                  ($ in 000's)


                                    Balance at  Charged to
                                     beginning   costs and           Other            Charges   Balance at
Year           Description             of year   expenses          accounts       add (deduct)  end of year
---            -----------          ------------------------------------------    ------------  -----------
1995  Allowance for doubtful
      accounts. . . . . . . . . . .      ($474)          ($221)         --               $55 (1)     ($640)

      Patents, net of accumulated
      amortization. . . . . . . . .     $1,122           ($615)         --                            $507

      Non-compete, net of
      accumulated amortization            $203            ($60)         --                            $143

      Goodwill, net of accumulated
      amortization. . . . . . . . .    $15,078           ($885)      ($323)(4)                     $13,870

1994  Allowance for doubtful
      accounts. . . . . . . . . . .      ($374)          ($174)         --               $51 (1)     ($474)
                                                                                         $23 (2)
      Patents, net of accumulated
      amortization. . . . . . . . .     $1,345           ($254)         --               $29 (2)    $1,122
                                                                                          $2 (3)
      Non-compete, net of
      accumulated amortization            $136           ($133)         --              $200 (3)      $203

      Goodwill, net of accumulated
      amortization. . . . . . . . .         --           ($333)         --           $15,411 (3)   $15,078

1993  Allowance for doubtful
      accounts. . . . . . . . . . .      ($555)            $95          --               $86 (1)     ($374)

      Patents, net of accumulated
      amortization. . . . . . . . .       $883              --          --              $612 (3)    $1,345
                                                                                       ($150)
      Non-compete, net of
      accumulated amortization            $253              --          --             ($117)         $136


(1) Bad debts written off, net of recoveries.

(2) Adjustment due to acquisition of subsidiaries.

(3) Amount represents addition to goodwill, patent and non-compete agreement.

(4) Adjustments to prior acquisitions within last 18 months.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1996.

                                         DURAKON INDUSTRIES, INC.

                                         By:
                                            -----------------------------
                                            James P. Kelly, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 19, 1996.


         Signature                          Title
         ---------                          -----

    /s/ James P. Kelly       Director (Principal Executive Officer)
 -------------------------
      James P. Kelly

    /s/ Thomas A. Galas      Senior Vice President, Chief Financial Officer
 -------------------------   (Principal Financial Accounting Officer)
      Thomas A. Galas


    /s/ David Aronow         Director
 -------------------------
      David Aronow


    /s/ Phillip Wm. Fisher   Director
 -------------------------
      Phillip Wm. Fisher


    /s/ Richard J. Jacob     Director
 -------------------------
      Richard J. Jacob


    /s/ Wesley W. Lang, Jr.  Director
 -------------------------
      Wesley W. Lang, Jr.


    /s/ Robert Teeter        Director
 -------------------------
      Robert Teeter


    /s/ William Webster      Director
 -------------------------
      William Webster


    /s/ David W. Wright      Director
 -------------------------
      David W. Wright

                                 EXHIBIT INDEX

Exhibit                                                                                                Sequential
Number                         Description of Exhibit                                                  Page Number
------                         ----------------------                                                  -----------

  3(a)        Articles of Incorporation of Durakon Industries, Inc., as  amended (3)

  3(b)        By-laws of Durakon Industries, Inc., as amended (3)

  10.1        Employees' Retirement Savings Plan, as amended and restated (4)

  10.2        Employment Agreement, dated April 1, 1993, between Durakon
              Industries, Inc. and William Webster (2)

  10.3        Stock Purchase Agreement, dated July 28, 1994, by and between
              Durakon Industries, Inc. and Benton Plastics, Inc. (1)

  10.4        1988 Stock Option Plan, as amended (5)

  10.5        $20,000,000 Revolving Credit Loan Agreement by and between
              Durakon Industries, Inc. and Comerica Bank, dated October 17,
              1994, as amended (1)

  10.6        Promissory Note, dated July 28, 1994, by and between Durakon
              Industries, Inc. and Conrad Ayotte (1)

  10.7        Promissory Note, dated July 28, 1994, by and between Durakon
              Industries, Inc. and Thomas Sturtevant (1)

  10.8        Employment Agreement, dated July 28, 1994, by and between Durakon
              Industries, Inc. and Conrad Ayotte (1)

  10.9        Employment Agreement, dated July 28, 1994, by and between Durakon
              Industries, Inc. and Thomas Sturtevant (1)

  10.10 Lease Agreement, dated July 28, 1994, by and between CAT Realty and Benton Plastics, Inc. (1)

  10.11       Lease Agreement, dated July 28, 1994, by and between Conrad
              Ayotte and Thomas Sturtevant and Benton Plastics, Inc. (1)

  10.20       Consulting Agreement, dated August 1, 1994, by and between
              Durakon Industries, Inc. and Robert Teeter (1)

  10.22 Non-Qualified Stock Option Agreement, dated August 5, 1991, between Durakon Industries, Inc. and Robert Teeter (3)

  10.25       Indemnity Agreement, dated June 11, 1991, between Durakon
              Industries, Inc. and Max M. Fisher (3)

  10.26       Indemnity Agreement, dated June 11, 1991, between Durakon
              Industries, Inc. and Phillip Wm. Fisher (3)


  10.27 Indemnity Agreement, dated June 11, 1991, between Durakon Industries, Inc. and Wesley W. Lang, Jr. (3)

  10.28 Indemnity Agreement, dated August 8, 1991, between Durakon Industries, Inc. and Robert Teeter (3)

  10.29 Indemnity Agreement, dated June 11, 1991, between Durakon Industries, Inc. and William Webster (3)

  10.30 Indemnity Agreement, dated June 11, 1991, between Durakon Industries, Inc. and David W. Wright (3)

  10.31 Indemnity Agreement, dated October 25, 1993, between Durakon Industries, Inc. and Richard J. Jacob (2)

  10.32* Indemnity Agreement, dated May 16, 1995, between Durakon Industries, Inc. and James P. Kelly

  10.33* Indemnity Agreement, dated July 18, 1995, between Durakon Industries, Inc. and David S. Aronow

  11*    Calculation of Earnings Per Share

  22*    Subsidiaries of the Registrant

  24.1*  Consent of Independent Accountants

  27*    Financial Data Schedule


*      Filed with this Report

(1) Previously filed under the corresponding Exhibit Number as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(2) Previously filed under the corresponding Exhibit Number as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(3) Previously filed under the corresponding Exhibit Number as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

(4) Previously filed under the corresponding Exhibit Number as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

(5) Previously filed under the corresponding Exhibit Number as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.