Form 10-Q
period 1996-03-31
DURAKON INDUSTRIES INC
filed 1996-05-15
CIK 748792

===========================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to __________________


                         Commission file number 0-13601

                            DURAKON INDUSTRIES, INC.

            Incorporated under the            IRS Employer ID No.:
            laws of Michigan                  38-2492342

                              2101 N. Lapeer Road
                            Lapeer, Michigan  48446

                                 (810) 664-0850

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days
                              Yes   X    No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, without par value; as of April 29, 1996:  6,520,292


===========================================================================

                            DURAKON INDUSTRIES, INC.

                                     INDEX


                                                                                    PAGE
                                                                                   NUMBER
PART I   Financial Information

         Condensed consolidated balance sheets - March 31, 1996 and
          December 31, 1995.                                                         3-4

         Condensed consolidated statements of operations - three months
          ended March 31, 1996 and 1995.                                               5

         Condensed consolidated statements of cash flows - three months
          ended March 31, 1996 and 1995.                                               6

         Notes to condensed consolidated financial statements.                         7

         Management's discussion and analysis of financial condition and
          results of operations.                                                    8-11


PART II  Other Information.

         Item 6(b) Exhibits and Reports on Form 8-K.                                  11

         Signatures                                                                   12

                            DURAKON INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)




                                                            MARCH 31,   DECEMBER 31,
($ in 000's)                                                   1996         1995
                                                            ---------   ------------
                    ASSETS

Current assets:
  Cash and equivalents                                       $ 9,836      $12,757
  Accounts receivable, less allowances of $741 and $640       18,302       17,468
  Inventories:
      Raw materials and work in process                        4,774        5,838
      Finished goods                                           9,568        6,302
                                                             -------      -------
        Total inventories                                     14,342       12,140

  Prepaid expenses and other                                   1,915        1,141
  Deferred income taxes                                        2,526        2,526
                                                             -------      -------

        Total current assets                                  46,921       46,032

Property, plant and equipment, net                            18,825       18,346
Goodwill                                                      13,721       13,870
Patents, net                                                     474          507
Deferred income taxes                                            269          268
Other assets                                                     294          114
                                                             -------      -------

                                                             $80,504      $79,137
                                                             =======      =======


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)





                                                            MARCH 31,   DECEMBER 31,
($ in 000's)                                                   1996         1995
                                                            ---------   ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                       $ 1,319      $ 1,342
  Accounts payable                                             9,348       10,058
  Other current liabilities                                    8,852        8,936
                                                             -------      -------

        Total current liabilities                             19,519       20,336
                                                             -------      -------

Long-term debt                                                 1,556        1,572
Deferred income taxes                                            614          614
Minority interest                                                106           59
                                                             -------      -------

        Total long-term liabilities                            2,276        2,245
                                                             -------      -------

Shareholders' equity:
  Preferred stock, $1 par value - 100,000 shares
      authorized; none issued                                     --           --

  Common stock, without par value - 15,000,000 shares
     authorized; 6,520,292 and 6,520,292 shares issued
     and outstanding                                          21,506       21,506
  Currency translation                                          (260)        (275)
  Retained earnings                                           37,463       35,325
                                                             -------      -------

        Total shareholders' equity                            58,709       56,556
                                                             -------      -------

                                                             $80,504      $79,137
                                                             =======      =======





               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
              CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


($ in 000's)                                        1996        1995
                                                  -------     -------

Net sales                                         $43,895     $44,044
Cost of products sold                              33,739      32,535
                                                  -------     -------

       Gross profit                                10,156      11,509

Selling, general and
    administrative expenses                         6,756       6,517
                                                  -------     -------

       Operating income                             3,400       4,992

Interest income, net                                  116         135

Other expense, net                                    (39)       (396)
                                                  -------     -------

Income before income taxes                          3,477       4,731

Provision for income taxes                          1,339       1,863
                                                  -------     -------

Net income                                         $2,138      $2,868
                                                   ======      ======

Net income per share of common stock                $0.32       $0.43
                                                   ======      ======

Weighted average shares (in 000's)                  6,667       6,670
                                                   ======      ======





              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)




($ in 000's)                                                                 1996            1995
                                                                            -------         -------
Cash flows from operating activities:
    Net income                                                              $ 2,138         $ 2,868
    Adjustment to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                             962           1,053
      Gain on sale of property, plant and equipment                              --               3
      Net increase of other assets                                             (180)            (13)
      Decrease in deferred income taxes                                          --             (20)

    Increase (decrease) due to changes in current items:
      Accounts receivable                                                      (834)         (1,919)
      Inventories                                                            (2,202)         (1,327)
      Prepaid expenses and other current assets                                (774)            111
      Accounts payable                                                         (733)          2,138
      Other current liabilities                                                 (84)          1,040
                                                                            -------         -------

        Net cash provided by (used in) operating activities                  (1,707)          3,934
                                                                            -------         -------

Cash flows from investing activities:
     Purchases of property, plant and equipment                              (1,409)         (1,413)
     Proceeds from retirement of property, plant and equipment                  150               2
                                                                            -------         -------

        Net cash used in investing activities                                (1,259)         (1,411)

Cash flows from financing activities:
    Repayment of long-term debt                                                 (16)            114
    Increase (decrease) in minority interest, net                                55            (226)
                                                                            -------         -------

        Net cash provided by (used in) financing activities                      39            (112)

Effect of exchange rate changes on cash                                           6             110
                                                                            -------         -------

Cash and cash equivalents:
    Increase (decrease) for the period                                       (2,921)          2,521
    Balance, beginning of period                                             12,757          11,628
                                                                            -------         -------

    Balance, end of period                                                  $ 9,836         $14,149
                                                                            =======         =======



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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1996, and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995.


Note 2

         The Company is contingently liable under the terms of agreements covering certain of its customers' leasing arrangements. The agreements provide for the repurchase of products sold to customers in the event of default by the customer to the financing company. The contingent liability under these agreements was approximately $8.5 million at March 31, 1996.

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

Results of Operations ($ in 000's)

         Net sales of $43,895 for the three months ended March 31, 1996 were $149 below sales for the first quarter of 1995. Net sales by business segment were:

Net Sales ($ in 000's)

                                                               Three Months Ended March 31:
                                                     ---------------------------------------------------


                                                     1996                     1995                % Increase
                                                     ----                     ----                ----------
Segment sales:
- --------------
   Pickup accessories                              $20,498                   $21,761                  (5.8%)
   Vehicle transportation                           23,397                    22,283                   5.0%
                                                   -------                   -------                  -----
Total                                              $43,895                   $44,044                  ( .3%)
                                                   =======                   =======                   ====

         Net sales in the pickup accessories segment declined 5.8% to $20,498. Unit volume of pickup truck bedliners was down 2.9% for the first quarter 1996 compared to the initial quarter of 1995. This decline was primarily due to distributors purchasing in advance of an announced price increase in March of 1995. Average net selling prices in the quarter were down approximately 4% from the first quarter last year but have been unchanged for the past three quarters. The first quarter of 1995 also included $675 of sales from ZZ Wheelz which was disposed of in December of 1995.

         In the vehicle transportation segment net sales increased 5.0% to $23,397 in the first quarter of this year versus the initial quarter of 1995. The increase in sales reflects a 13% increase in chassis sales (which carry a lower margin) to $11,897 and a 2% decline in equipment sales to $11,500. Average net selling prices on equipment sales improved approximately 7% compared to the same quarter last year.

         Gross margin for the quarter ending March 31, 1996 was $10,156, down $1,353 from the same period last year. The consolidated gross margin percent also declined to 23% from 26% in the first quarter of 1995.

Gross Margin ($ in 000's)

                                                                  Three Months Ended March 31:
                                                     ---------------------------------------------------

                                                     1996                     1995                % Increase
                                                     ----                     ----                ----------
Segment gross margin:
- ---------------------
   Pickup accessories                              $ 6,642                   $ 7,610                  (12.7%)
   Vehicle transportation                            3,514                     3,899                  ( 9.9%)
                                                   -------                   -------                  ------
Total                                              $10,156                   $11,509                  (11.8%)
                                                   =======                   =======                   =====

         In the pickup truck accessories segment for the quarter, the gross margin percentage was 32% versus 35% in last years first quarter. While average net selling prices have been stable for the past three quarters, they were 4% lower in the first quarter of 1996 compared to the same period last year. Manufacturing costs per unit were higher for Durakon branded products due to the addition of new liner features and spending to improve product quality and plant output. Manufacturing costs per unit for Bodygard(TM) products declined due largely to improved purchasing economies of the combined operations.

         The gross margin percent in the vehicle transportation segment declined to 15% in the first quarter of 1996 compared to 17% for the same period last year. Margins on equipment sales and service were down from the first quarter last year. Lower unit volume coupled with a less favorable product mix were the major factors contributing to the margin decline.

         Selling, general and administrative expenses were $6,756 for the first quarter of 1996, an increase of 3.7% over the first quarter of 1995. As a percent of sales, selling, general and administrative expenses were 15.4% in the quarter ended March 1996 compared to 14.8% for the same period last year.

Selling, General and Administrative Expenses  ($ in 000's)

                                                                   Three Months Ended March 31:
                                                     ---------------------------------------------------

                                                     1996                     1995                % Increase
                                                     ----                     ----                ----------
Segment selling, general &
- ---------------------------
administrative expenses:
- ------------------------
   Pickup accessories                              $ 4,551                   $ 4,270                    6.6%
   Vehicle transportation                            2,205                     2,247                   (1.9%)
                                                   -------                   -------                   -----
Total                                              $ 6,756                   $ 6,517                    3.7%
                                                   =======                   =======                   =====

         The increase of $281 in selling, general and administrative expenses in the pickup truck accessories segment was attributable to additional staffing, training and system development at our Duraliner USA distribution network. These locations are being upgraded to support the sales and services of additional products. As a percent of sales selling, general and administrative expenses in this segment were 22.2% in the first quarter of 1996 versus 19.6% in the same period last year.

         In the vehicle transportation segment, selling, general and administrative spending was down 1.9% and was 9.4% of sales versus 10.1% in the first quarter of 1995.

         Operating income was $3,400 for the first quarter of 1996, down 32% from the same period last year.

Operating Income ($ in 000's)

                                                                 Three Months Ended March 31:
                                                    ----------------------------------------------------

                                                     1996                     1995                % Increase
                                                     ----                     ----                ----------
Segment operating income:
- -------------------------
   Pickup accessories                              $ 2,091                   $ 3,340                  (37.4%)
   Vehicle transportation                            1,309                     1,652                  (20.8%)
                                                   -------                   -------                  ------
Total                                              $ 3,400                   $ 4,992                  (31.9%)
                                                   =======                   =======                   =====

         Although sales of pickup truck bedliners were strong in the first quarter of 1996, with volumes about equal to the first quarter of 1995, the lower average net selling prices associated with those sales was the major factor in the decline of operating income in the pickup truck accessories segment.

         In the vehicle transportation segment, improved selling prices were more then offset by lower unit sales of equipment and a less favorable product mix.

         In the first three months ended March 31, 1996, net interest income was $116 versus $135 for the same period last year. Interest income on invested cash was $166 versus $199 in the first quarter last year due to lower cash balances. Interest expense decreased to $50 from $64. Net other expense declined $357 to $39 reflecting a more stable Mexican peso. The first quarter of last year reflected the impact of the devaluation of the peso.

         The provision for income taxes reflects an effective tax rate of approximately 39% for the first quarter of both 1996 and 1995. The effective tax rate exceeds the statutory federal rate of 35% primarily due to providing for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES ($ in 000's)

         In the first quarter 1996, cash used by operating activities totaled $1,707 versus cash provided of $3,934 in the first quarter of 1995. The major use of cash was to fund inventories in both business segments. The Company has a $20,000 unsecured revolving credit agreement with Comerica Bank which expires June 30, 1997. While there have been no borrowings against this facility, the Company has outstanding letters of credit totaling $1,700 which reduced the available borrowing capacity to $18,300 at March 31, 1996.

                          PART II - OTHER INFORMATION


Item 6 (b) -     Exhibits and reports on form 8-K

Exhibit 11 Calculation of earnings per share for the three months ended March 31, 1996 and 1995.

                 No reports on form 8-K have been filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirement to the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Durakon Industries, Inc.
                                   (Registrant)



Date: May 15, 1996                 /s/ David W. Wright
                                   -------------------------------------------
                                   David W. Wright, President




                                   /s/ Thomas A. Galas
                                   -------------------------------------------
                                   Thomas A. Galas, Senior V.P. Finance and
                                   Administration/Chief Financial Officer
                                   (Principal Financial Officer)

EXHIBIT NEW





Exhibit
  No.              Description                                        Page
- -------            -----------                                        ----
  11               Calculation of Earnings per Share

  27               Financial Data Schedule
