Form 10-Q
period 1996-06-30
DURAKON INDUSTRIES INC
filed 1996-08-13
CIK 748792

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended June 30, 1996

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                     to
                                -------------------    --------------------

                         Commission file number 0-13601

                            DURAKON INDUSTRIES, INC.

         Incorporated under the                 IRS Employer ID No.:
           laws of Michigan                         38-2492342

                              2101 N. Lapeer Road
                            Lapeer, Michigan  48446

                                 (810) 664-0850


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such
filing requirements for the past 90 days    Yes   X    No
                                                -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, without par value; as of July 31, 1996:  6,542,792


===============================================================================

                            DURAKON INDUSTRIES, INC.

                                     INDEX


                                                                           PAGE
                                                                          NUMBER


PART I   Financial Information

         Condensed consolidated balance sheets - June 30, 1996 and
         December 31, 1995.                                                 3-4

         Condensed consolidated statements of operations - three and six
         months ended June 30, 1996 and 1995.                               5

         Condensed consolidated statements of cash flows - six months
         ended June 30, 1996 and 1995.                                      6

         Notes to condensed consolidated financial statements.              7

         Management's discussion and analysis of financial condition
         and results of operations.                                         8-12


PART II  Other Information.

         Item 4(a) Submission of Matters to a Vote of Security Holders      12

         Item 6(b) Exhibits and Reports on Form 8-K.                        13

         Signatures                                                         14

                            DURAKON INDUSTRIES, INC.
                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                  (UNAUDITED)




                                                                          JUNE 30,   DECEMBER 31,
($ in Thousands)                                                            1996         1995
                                                                          --------   ------------
                    ASSETS

Current assets:
  Cash and equivalents                                                      $10,037      $12,757
  Accounts receivable, less allowances of $780 and $640                      21,430       17,468
  Inventories:
      Raw materials and work in process                                       6,150        5,838
      Finished goods                                                          8,416        6,302
                                                                            -------      -------
        Total inventories                                                    14,566       12,140

  Prepaid expenses and other                                                  1,412        1,141
  Deferred income taxes                                                       2,494        2,526
                                                                            -------      -------

        Total current assets                                                 49,939       46,032

Property, plant and equipment, net                                           18,904       18,346
Goodwill                                                                     11,616       13,870
Patents, net                                                                    415          507
Deferred income taxes                                                           269          268
Other assets                                                                    114          114
                                                                            -------      -------

                                                                            $81,257      $79,137
                                                                            =======      =======





The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                  (UNAUDITED)





                                                                          JUNE 30,   DECEMBER 31,
($ in Thousands)                                                            1996         1995
                                                                          -------    ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                      $ 1,200      $ 1,342
  Accounts payable                                                           10,007       10,058
  Other current liabilities                                                   6,889        8,936
                                                                            -------      -------

        Total current liabilities                                            18,096       20,336

Long-term debt                                                                1,000        1,572
Deferred income taxes                                                           581          614
Minority interest                                                               118           59
                                                                            -------      -------

        Total liabilities                                                    19,795       22,581
                                                                            -------      -------

Shareholders' equity:
  Preferred stock, $1 par value - 100,000 shares
      authorized; none issued                                                    --           --

  Common stock, without par value - 15,000,000 shares
     authorized; 6,520,292 shares issued and outstanding                     21,506       21,506
  Accumulated translation adjustment                                           (264)        (275)
  Retained earnings                                                          40,220       35,325
                                                                            -------      -------

        Total shareholders' equity                                           61,462       56,556
                                                                            -------      -------

                                                                            $81,257      $79,137
                                                                            =======      =======





The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DURAKON  INDUSTRIES,  INC.
              CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                  (UNAUDITED)



                                               SIX MONTHS ENDED       THREE MONTHS ENDED
                                                   JUNE 30,               JUNE 30,
                                          -----------------------     ---------------------
($ in Thousands, except per
      share amounts)                         1996           1995       1996        1995
                                          ----------     -------      --------   ----------
Net sales                                  $93,325        $86,711     $49,430     $42,667
Cost of products sold                       71,711         64,480      37,972      31,945
                                           -------        -------     -------     -------

       Gross profit                         21,614         22,231      11,458      10,722

Selling, general and
    administrative expenses                 13,943         12,927       7,187       6,410
                                           -------        -------     -------     -------

       Operating income                      7,671          9,304       4,271       4,312

Interest income (expense), net                 195            210          79          75

Other income (expense), net                    (45)          (370)         (6)         26
                                           -------        -------     -------     -------

Income before income taxes                   7,821          9,144       4,344       4,413

Provision for income taxes                   2,926          3,204       1,587       1,341
                                           -------        -------     -------     -------

Net income                                  $4,895         $5,940      $2,757      $3,072
                                           =======        =======     =======     =======

Net income per share of common stock         $0.74          $0.89       $0.42       $0.46
                                           =======        =======     =======     =======

Weighted average shares (in 000's)           6,661          6,692       6,667       6,689
                                           =======        =======     =======     =======





The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)




($ in Thousands)                                                                     1996           1995
                                                                                   --------        -------
Cash flows from operating activities:
    Net income                                                                       $4,895         $5,940
    Adjustment to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                   3,887          2,069
      Gain on sale of property, plant and equipment                                      --             (9)
      Net increase of intangible and other assets                                        --             13
      Decrease in deferred income taxes                                                  --            (20)

    Increase (decrease) due to changes in current items:
      Accounts receivable                                                            (3,962)          (635)
      Inventories                                                                    (2,426)        (3,442)
      Prepaid expenses and other current assets                                        (271)            68
      Accounts payable                                                                  (51)         2,633
      Accrued expenses and other current liabilities                                 (2,047)        (1,404)
                                                                                    -------       --------

        Net cash provided by operating activities                                        25          5,213
                                                                                    -------       --------


Cash flows from investing activities:
     Purchases of property, plant and equipment                                      (2,251)        (4,230)
     Proceeds from note receivable                                                       --             --
     Proceeds from retirement of property, plant and equipment                          150             17
                                                                                    -------       --------

        Net cash used in investing activities                                        (2,101)        (4,213)

Cash flows from financing activities:
    Repayment of long-term debt                                                        (714)          (579)
    Borrowings of long-term debt                                                         --            176
    Increase (decrease) in minority interest, net                                        59           (171)
                                                                                    -------       --------

        Net cash used in financing activities                                          (655)          (574)
                                                                                    -------       --------

Effect of exchange rate changes on cash                                                  11            164
                                                                                    -------       --------

Cash and cash equivalents:
    Increase (decrease) for the period                                               (2,720)           590
    Balance, beginning of period                                                     12,757         13,143
                                                                                    -------       --------


    Balance, end of period                                                          $10,037        $13,733
                                                                                    =======       ========



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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1996, and the results of operations and cash flows for the three and six month periods ended June 30, 1996 and 1995.

Note 2

         The Company is contingently liable under the terms of agreements covering certain of its customers' financing arrangements. The agreements provide for the repurchase of products sold to customers in the event of default by the customer to the financing company. The contingent liability under these agreements was approximately $7.6 million at June 30, 1996.

Note 3

         The provision for income taxes reflects effective tax rates of 36% and 37% for the quarter and six months ended June 30, 1996, respectively. The 1995 effective tax rates were 30% and 35% for the quarter and six months ended June 30, 1995, respectively. The 1996 tax rates were higher than the statutory federal income tax rate of 35% due to provision for state income taxes. The 1996 effective tax rates were higher than 1995 effective tax rates due to the settlement of an income tax dispute.

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

Results of Operations ($ in 000's)

         Net sales increased by $6,763 or 16% for the three months ended June 30, 1996 and by $6,614 or 8% for the six months ended June 30, 1996 over the corresponding periods in 1995.

Net Sales ($ in 000's)

                                Three Months Ended                             Six Months Ended
                                      June 30                                      June 30
                              -----------------------                        -------------------
                                                        %                                              %
                           1996          1995        Increase           1996          1995          Increase
                           ----          ----        --------           ----          ----          --------
Segments:
- --------
 Pickup accessories         $24,026      $22,232           8%            $44,524        $43,993          1%
 Vehicle transportation      25,404       20,435          24%             48,801         42,718         14%
                            -------      -------          ---            -------        -------         --
Total                       $49,430      $42,667          16%            $93,325         86,711          8%
                            =======      =======          ===            =======        =======         ==

         Net sales in the pickup truck accessories segment increased $1,794 or 8% in the second quarter 1996 compared to the corresponding period in 1995. Total bedliner unit volume was up 19% over the second quarter of 1995. Volume increases were realized in all distribution channels with significant improvements in sales to U.S. distributors and to OEMs. However, average selling prices were down 6% for the quarter compared to the same quarter last year as a result of increased competition in aftermarket channels. Average net selling prices have remained stable throughout the first six months of 1996.

         For the six months ended June 30, 1996, net sales in the pickup truck accessories segment increased $531 or 1% compared to the same period in 1995. Year-to-date unit volume was up 7% over the same period in 1995. The year-to-date increase in unit volume was largely offset by the year-to-date 6% average selling price decrease.

         Net sales in the vehicle transportation segment increased by $4,969 or 24% in the second quarter and by $6,083 or 14% for the first six months of 1996 compared to the respective periods in 1995. The sales increase reflects a modest price increase effective in the first quarter, increased unit sales in all product lines and includes heavy-duty wrecker sales since the DeWalt acquisition which occurred in July 1995. Truck chassis sales were 51% of total sales for the quarter and the first six months ending June 30, 1996.

         Gross margin for the quarter ending June 30, 1996 was $11,458, up $736 from the same period last year. The consolidated gross margin percent declined to 23% from 25% in the second quarter of 1995.

Gross Margin ($ in 000's)

                                   Three Months Ended                         Six Months Ended
                                         June 30                                  June 30
                                 -----------------------                      -------------------
                                                           %                                        %
                             1996          1995        Increase           1996          1995     Increase
                             ----          ----        --------           ----          ----     --------
Segments:
- --------
 Pickup accessories          $ 7,750      $ 7,446           4%            $14,392        $15,056     ( 4%)
 Vehicle transportation        3,708        3,276          13%              7,222          7,175       1%
                             -------      -------          --             -------        -------     ---
Total                        $11,458      $10,722           7%            $21,614        $22,231     ( 3%)
                             =======      =======          ==             =======        =======    ====

         In the pickup truck accessories segment for the quarter, the gross margin percentage was 32% versus 33% in last years second quarter. The gross margin was 32% for the six months ended June 30, 1996 versus 34% for the same period last year. The decrease in gross margin percentage was due primarily to lower average selling price and to increased production costs.

         The gross margin percent in the vehicle transportation segment declined to 15% in the second quarter of 1996 compared to 16% for the same period last year. Higher unit volume in truck chassis, which carry a lower gross margin than manufactured equipment, and additional overhead spending associated with new western manufacturing and service locations.

         Selling, general and administrative expenses were $7,187 for the second quarter of 1996, an increase of 12% over the second quarter of 1995. As a percentage of sales, selling, general and administrative expenses were 14% in the quarter ended June 1996 compared to 15% for the same period last year. Year-to-date selling, general and administrative expenses remained even with prior years as a percentage of sales.

Selling, General and Administrative Expenses ($ in 000's)

                                      Three Months Ended                           Six Months Ended
                                           June 30                                     June 30
                                    -----------------------                      -------------------
                                                           %                                         %
                              1996          1995        Increase           1996          1995     Increase
                              ----          ----        --------           ----          ----     --------
Segments:
- --------
 Pickup accessories          $ 5,067      $ 4,387         (16%)            $ 9,852        $ 8,855     (11%)
 Vehicle transportation        2,120        2,023         ( 5%)              4,091          4,072     ( 1%)
                             -------      -------         ---              -------        -------     ---
Total                        $ 7,187      $ 6,410         (12%)            $13,943        $12,927     ( 8%)
                             =======      =======         ===              =======        =======     ===

         The increase in selling, general and administrative expenses in the pickup truck accessories segment was attributable to additional staffing, training and system development at the Company's Duraliner USA locations and a newly created department of new product engineers. The vehicle transportation segment selling, general and administrative expenses were slightly higher due to the acquisition of DeWalt Division in July 1995.

         Operating income was $4,271 for the second quarter of 1996, down 1% from the same period last year.

Operating Income ($ in 000's)

                                    Three Months Ended                          Six Months Ended
                                          June 30                                    June 30
                                  -----------------------                       -------------------
                                                           %                                         %
                              1996          1995        Increase           1996          1995     Increase
                              ----          ----        --------           ----          ----     --------
Segments:
- --------
 Pickup accessories         $ 2,683      $ 3,059         (12%)            $ 4,540       $ 6,201     (27%)
 Vehicle transportation       1,588        1,253          27%               3,131         3,103       1%
                            -------      -------         ---              -------       -------     ---
Total                       $ 4,271      $ 4,312         ( 1%)            $ 7,671       $ 9,304     (18%)
                            =======      =======         ====             =======       =======     ====

         The pickup truck accessories segment experienced a 12% decrease due to lower average selling prices and higher selling, general and administrative expenses. The vehicle transportation segment had a 27% increase in operating income which was primarily due to increased sales volume.

         For the six months ended June 30, 1996, consolidated operating income was down 18% compared to 1995. The year-to-date decrease was primarily due to the pickup truck accessories segment where average selling prices were down due to increased competition. Operating income in the vehicle transportation segment was slightly higher than the previous year despite slow sales in the first quarter.

         For the second quarter of 1996 net interest income was $79 compared to $75 for the second quarter of 1995. For the six months ended June 30, 1996 net interest income was $195 compared to $210 for the same period in 1995. The decline for the comparable quarter and year-to-date reflects lower amounts of cash to invest.

         Net other income/expense for the second quarter was $6 net other expense compared to $26 net other income in the second quarter of 1995. Year-to-date net other expense was $45 in 1996 compared to net other expense of $370 in 1995. Year-to-date 1995 was impacted by the devaluation of the Mexican peso and subsequent translation losses.

         The provision for income taxes resulted in effective tax rates of 36% and 37% for the quarter and six months ended June 30, 1996, respectively, compared to 30% and 35% for the same periods in 1995. The 1996 effective rates includes provisions for state income taxes and the statutory rate of 35% for federal income taxes in part by the settlement of an income tax dispute. The 1995 effective tax rate for the second quarter reflects the favorable settlement of a federal tax dispute.

         Subsequent to the end of the quarter, and in response to competitors' price reductions, the Company has initiated price reductions on certain of its pickup truck bedliner products. These products are sold in the price sensitive segment of the aftermarket. The Company is working to realize operating cost reductions to mitigate the impact of the price reductions.

LIQUIDITY AND CAPITAL RESOURCES

         In the second quarter 1996, cash provided by operating activities totaled $25 versus cash provided of $5,213 in the second quarter of 1995. The major changes in cash were due to more flexible credit terms to new customers and funding for inventories in the pickup truck accessories segment. The Company has a $20 million unsecured revolving credit agreement with Comerica Bank which expires June 30, 1997. Six standby letters of credit totaling $2,250 reduced the available borrowing capacity to $17,750 at June 30, 1996.


                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held on May 21, 1996. At the annual meeting, David S. Aronow, Phillip Wm. Fisher, Richard J. Jacob, James P. Kelly, Wesley W. Lang, Jr., Robert M. Teeter and David W. Wright were elected as directors of the Company to serve until the 1997 Annual Meeting of Shareholders or until their successors are elected and qualified.

                                                 Votes
                                                 -----
                                                              Authority
       Name                            For                    Withheld
       ----                            ----                   --------
   David S. Aronow                   6,070,845                 22,551
   Phillip Wm. Fisher                6,071,345                 22,051
   Richard J. Jacob                  6,070,945                 22,451
   James P. Kelly                    6,071,345                 22,051
   Wesley W. Lang, Jr.               6,071,345                 22,051
   Robert M. Teeter                  6,071,345                 22,051
   David W. Wright                   6,071,345                 22,051

         There were no abstentions or broker non-votes in connection with the election of the directors at the Annual Meeting.

Item 6 (b) - Exhibits and reports on form 8-K
                                                                    Sequentially
                                                                      Numbered
Exhibit #                         Description                           Page
- ---------                         -----------                       ------------

Exhibit 11      Calculation of earnings per share for the six
                and three months ended June 30, 1996 and 1995.         15-16

No reports on form 8-K have been filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirement to the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Durakon Industries, Inc.
                                    (Registrant)



Date: August 12, 1996                     /s/Thomas A. Galas
                                    -------------------------------------------
                                    Thomas A. Galas, Senior V.P. Finance
                                    and Administration, Chief Financial Officer
                                    (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit #                 Description
- ---------                 -----------
    11 Calculation of earnings per share for the six and three months ended June 30, 1996 and 1995.

    27               Financial Data Schedule