Form 10-Q
period 1996-09-30
DURAKON INDUSTRIES INC
filed 1996-11-14
CIK 748792

============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________

                         Commission file number 0-13601

                            DURAKON INDUSTRIES, INC.

              Incorporated under the        IRS Employer ID No.:
                laws of Michigan                38-2492342

                              2101 N. Lapeer Road
                            Lapeer, Michigan  48446

                                 (810) 664-0850


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such
filing requirements for the past 90 days    Yes  X       No
                                                ----        ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, without par value; as of October 31, 1996:  6,565,292


============================================================================

                            DURAKON INDUSTRIES, INC.

                                     INDEX




                                                                                            PAGE
                                                                                            NUMBER

PART I          Financial Information

                Condensed consolidated balance sheets - September 30, 1996 and
                December 31, 1995.                                                               3-4

                Condensed consolidated statements of operations - three and nine
                months ended September 30, 1996 and 1995.                                        5

                Condensed consolidated statements of cash flows - nine months ended
                September 30, 1996 and 1995.                                                     6

                Notes to condensed consolidated financial statements.                            7

                Management's discussion and analysis of financial condition and results
                of operations.                                                                   8-11


PART II         Other Information.

                Item 6(b) Exhibits and Reports on Form 8-K.                                     12

                Signatures                                                                      13

                            DURAKON INDUSTRIES, INC.
                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                  (UNAUDITED)




                                                      September 30,   December 31,
($ in Thousands)                                          1996            1995
                                                      ------------    ------------
                     ASSETS
Current assets:
  Cash and equivalents                                   $11,452      $12,757
  Accounts receivable, less allowances of $569 and $640   21,569       17,468
  Inventories:
      Raw materials and work in process                    5,885        5,838
      Finished goods                                      10,818        6,302
                                                         -------      -------
        Total inventories                                 16,703       12,140

  Prepaid expenses and other                               1,782        1,141
  Deferred income taxes                                    2,130        2,526
                                                         -------      -------
        Total current assets                              53,636       46,032

Property, plant and equipment, net                        19,413       18,346
Goodwill                                                  11,447       13,870
Patents, net                                                 382          507
Other assets                                                  83          114
                                                         -------      -------
                                                         $84,961      $78,869
                                                         =======      =======





 The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                  (UNAUDITED)





                                                                            September 30,  December 31,
($ in Thousands)                                                                   1996          1995
                                                                             -------------  ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                           $   176      $ 1,342
  Accounts payable                                                                11,925       10,058
  Other current liabilities                                                        7,900        8,936
                                                                                 -------      -------
        Total current liabilities                                                 20,001       20,336

Long-term debt                                                                       982        1,572
Deferred income taxes                                                                291          346
Minority interest                                                                    147           59
                                                                                 -------      -------
        Total liabilities                                                         21,421       22,313
                                                                                 -------      -------
Shareholders' equity:
  Preferred stock, $1 par value - 100,000 shares                                      --           --
      authorized; none issued

  Common stock, without par value - 15,000,000 shares
     authorized; 6,565,292 and 6,520,292 shares issued and                        21,652       21,506
     outstanding                                                                    (264)        (275)
  Accumulated translation adjustment                                              42,152       35,325
                                                                                 -------      -------
  Retained earnings                                                               63,540       56,556
                                                                                 -------      -------
         Total shareholders' equity
                                                                                 $84,961      $78,869
                                                                                 =======      =======





The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DURAKON  INDUSTRIES,  INC.
              CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                  (UNAUDITED)



                                                         Nine months ended       Three months ended
                                                           September 30,            September 30,
                                                      -----------------------     -----------------
($ in Thousands, except per
      share amounts)                                      1996        1995        1996        1995
                                                          ----        ----        ----        ----
Net sales                                             $139,578    $129,307     $46,253     $42,596
Cost of products sold                                  108,724      98,865      37,013      34,385
                                                      --------    --------     -------     -------
       Gross profit                                     30,854      30,442       9,240       8,211


Selling, general and
    administrative expenses                             20,451      19,681       6,508       6,754
                                                      --------    --------     -------     -------

       Operating income                                 10,403      10,761       2,732       1,457

Interest income (expense), net                             519         276         324          66

Other income (expense), net                                (64)       (373)        (19)         (3)
                                                      --------    --------     -------     -------

Income before income taxes                              10,858      10,664       3,037       1,520

Provision for income taxes                               4,031       3,799       1,105         595
                                                      --------    --------     -------     -------

Net income                                            $  6,827    $  6,865     $ 1,932     $   925
                                                      ========    ========     =======     =======

Net income per share of common stock                  $   1.03    $   1.03     $  0.29     $  0.14
                                                      ========    ========     =======     =======

Weighted average shares (in 000's)                       6,641       6,690       6,671       6,686
                                                      ========    ========     =======     =======




     The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)




($ in Thousands)                                            1996           1995
                                                            ----           ----
Cash flows from operating activities:
    Net income                                            $ 6,827        $ 6,865
    Adjustment to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                         4,937          3,296
      Gain on sale of property, plant and equipment            --             (9)
      Net (increase) decrease of intangible and other          31            (17)
      Increase (decrease) in deferred income taxes            341            (20)

    Increase (decrease) due to changes in current items:
      Accounts receivable                                  (4,101)        (1,886)
      Inventories                                          (4,563)           240
      Prepaid expenses and other current assets              (641)           171
      Accounts payable                                      1,867           (658)
      Accrued expenses and other current liabilities       (1,036)        (1,281)
                                                          -------        -------

        Net cash provided by operating activities           3,662          6,701
                                                          -------        -------

Cash flows from investing activities:
     Purchases of property, plant and equipment            (3,606)        (5,263)
     Proceeds from note receivable                             --             --
     Proceeds from retirement of property, plant and
      equipment                                               150             24
                                                          -------        -------
        Net cash used in investing activities              (3,456)        (5,239)

Cash flows from financing activities:
    Repayment of long-term debt                            (1,756)        (1,118)
    Borrowings of long-term debt                               --            176
    Increase (decrease) in minority interest, net              88           (171)
    Cash proceeds from excercise of stock options             146             --
                                                          -------        -------
        Net cash used in financing activities              (1,522)        (1,113)
                                                          -------        -------
Effect of exchange rate changes on cash                        11            152
                                                          -------        -------
Cash and cash equivalents:
    Increase (decrease) for the period                     (1,305)           501
    Balance, beginning of period                           12,757         13,143
                                                          -------        -------

    Balance, end of period                                $11,452        $13,644
                                                          =======        =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

     The unaudited condensed consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto. Results of operations for interim periods should not be considered as indicative of results to be expected for a full year.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1996, and the results of operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995.

Note 2
     The Company is contingently liable under the terms of agreements covering certain of its customers' financing arrangements. The agreements provide for the repurchase of products sold to customers in the event of default by the customer to the financing company. The contingent liability under these agreements was approximately $7.3 million at September 30, 1996.

Note 3
     The provision for income taxes resulted in effective tax rates of 36% and 37% for the quarter and nine months ended September 30, 1996, respectively. The 1995 effective tax rates were 39% and 36% for the quarter and nine months ended September 30, 1995, respectively. The 1996 and 1995 tax rates were higher than the statutory federal income tax rate of 35% due to provision for state income taxes.

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

Results of Operations ($ in 000's)
     Net sales increased by $3,657 or 9% for the three months ended September 30, 1996 and by $10,271 or 8% for the nine months ended September 30, 1996 over the corresponding periods in 1995.


Net Sales ($in 000's)
                              Three Months Ended                              Nine Months Ended
                                 September 30                                    September 30
                         -----------------------------                    --------------------------
                                                  %                                               %
                          1996      1995      Increase                      1996     1995     Increase
Segments:
Pickup accessories       $21,176   $19,810        7%                      $ 65,700  $ 63,803      3%
Vehicle transportation    25,077    22,786       10%                        73,878    65,504     13%
                         -------   -------       ---                      --------  --------     ---
Total                    $46,253   $42,596        9%                      $139,578  $129,307      8%
                         =======   =======       ===                      ========  ========     ===

     Net sales in the pickup truck accessories segment increased $1,366 or 7% in the third quarter 1996 compared to the corresponding period in 1995. Total bedliner unit volume was up 16% over the third quarter of 1995. Volume increases were realized in all distribution channels with significant improvements in sales to domestic and international aftermarket distributors and to domestic OEMs. The overseas business had a 74% increase in sales volume in the third quarter of 1996. Average net selling prices were down approximately 7% for the quarter compared to the same period last year as a result of increased competition in aftermarket channels.
     For the nine months ended September 30, 1996, net sales in the pickup truck accessories segment increased $1,897 or 3% compared to the same period
in 1995.   Year-to-date  unit  volume was up 10% over the same period in 1995.
The year-to-date impact of the increase in unit volume was largely offset by the year-to-date 6% average net selling price decrease.
     Net sales in the vehicle transportation segment increased by $2,291 or 10% in the third quarter and by $8,374 or 13% for the first nine months of 1996 compared to the respective periods in 1995. The sales increase reflects a modest price increase effective in the first quarter and increased unit sales of both rollback car carriers and wreckers. Truck chassis sales were 55% of total segment sales for the quarter and 52% for the first nine months ending September 30, 1996.
     Gross margin for the quarter ending September 30, 1996 was $9,240, up $1,029 from the same period last year. The consolidated gross margin percent increased to 20% from 19% in the third quarter of 1995.


Gross Margin ($in 000's)
                                        Three Months Ended                Nine Months Ended
                                           September 30                      September 30
                                       ------------------               ---------------------
                                                         %                                 %
                                       1996   1995   Increase         1996      1995   Increase
                                       ----   ----   --------         ----      ----   --------
Segments:
 Pickup accessories                  $5,812   $5,067      15%        $20,204   $20,123       0%
 Vehicle transportation               3,428    3,144       9%         10,650    10,319       3%
                                     ------   ------      ---        -------   -------       --
Total                                $9,240   $8,211      13%        $30,854   $30,442       1%
                                     ======   ======      ===        =======   =======       ==


     In the pickup truck accessories segment for the quarter, the gross margin percentage was 27% versus 26% in last years third quarter. The increase in gross margin percentage in the third quarter was primarily due to lower cost per unit reflecting increased volume and lower raw material cost which was partially offset by lower prices. The gross margin was 31% for the nine months ended September 30, 1996 which was equal to the same period last year.
     Subsequent to the end of the quarter, the price of high density polyethylene, the raw material used to manufacture bedliners, has increased.
It is expected, due to market conditions, to continue to increase moderately at least through the end of the first quarter of 1997. At this time, we are unable to determine the impact on increased resin cost.
     The gross margin percent in the vehicle transportation segment remained even with the third quarter of 1995 at 14% despite an increase in sales of truck chassis which carry a lower gross margin than manufactured equipment.
For the nine months ended September 30, 1996 the gross margin percentage declined to 14% from 16% in 1995. The decrease was a result of additional overhead spending at the new manufacturing facility in Houston and the expanded service location in Las Vegas.

     Selling, general and administrative expenses were $6,508 for the third quarter of 1996, a decrease of 4% from the third quarter of 1995. As a percentage of sales, selling, general and administrative expenses were 14% in the quarter ended September 1996 compared to 16% for the same period last year. Year-to-date selling, general and administrative expenses were even with prior year as a percentage of sales.
Selling, General and Administrative Expenses ($ in 000's)


                             Three Months Ended                        Nine Months Ended
                                September 30                             September 30
                           ---------------------                      -------------------
                                               %                                         %
                                          (Increase)                                (Increase)
                             1996    1995  Decrease                1996     1995     Decrease
                             ----    ----  ---------               ----     ----    ----------
Segments:
Pickup accessories         $4,596    $4,458     (3%)              $14,448  $13,313        (9%)
Vehicle transportation      1,912     2,296     17%                 6,003    6,368         6%
                           ------    ------     --                -------  -------        ---
Total                      $6,508    $6,754      4%               $20,451  $19,681        (4%)
                           ======    ======     ==                =======  =======        ==

     The increase in selling, general and administrative expenses in the pickup truck accessories segment was attributable to additional staffing in customer service at the Durakon pickup truck bedliner operations to better assist customer needs, training and system development at the Company's Duraliner USA locations and the establishment of a department dedicated to new product development. The vehicle transportation segment selling, general and administrative expenses were two percentage points, as a percent of net sales, lower than 1995 quarter and year-to-date September 30, 1996. The decrease was due to a reduction in legal costs in 1996 versus spending in 1995 related to patent issues.
     Operating income was $2,732 for the third quarter of 1996, up 87% from the same period last year.


Operating Income ($in 000's)

                              Three Months Ended              Nine Months Ended
                                 September 30                   September 30
                            ----------------------         -------------------------
                                              %                                  %
                            1996     1995  Increase         1996     1995     Increase
                            ----     ----  --------         ----     ----     ---------
Segments:
Pickup accessories          $1,216   $  609     100%       $ 5,756  $ 6,810       (15%)
Vehicle transportation       1,516      848      79%         4,647    3,951        18%
                            ------   ------     ----       -------  -------      -----
Total                       $2,732   $1,457      87%       $10,403  $10,761        (3%)
                            ======   ======     ====       =======  =======      =====

     In the third quarter 1996, the pickup truck accessories segment experienced a 100% increase in operating income due to higher sales volume and lower cost per unit. The vehicle transportation segment had a 79% increase in operating income which was primarily due to higher sales volume and reduced selling, general and administrative expenses.
     For the nine months ended September 30, 1996, consolidated operating income was down 3% compared to 1995. The year-to-date decrease was primarily due to the pickup truck accessories segment where average net selling prices in 1996 were lower due to increased competition. Operating income in the vehicle transportation segment was 18% higher than the previous year due to higher sales volume, decreased selling, general and administrative expenses, and the acquisition of DeWalt in the third quarter 1995.
     For the third quarter of 1996 net interest income was $324 compared to $66 for the third quarter of 1995. For the nine months ended September 30, 1996 net interest income was $519 compared to $276 for the same period in 1995. The increase for the comparable quarter and year-to-date was due to interest income received from a prior year tax settlement.
     Net other expense for the third quarter was $19 compared to $3 in the third quarter of 1995. Year-to-date net other expense was $64 in 1996 compared to net other expense of $373 in 1995. Year-to-date 1995 was impacted by the devaluation of the Mexican peso and subsequent translation losses.
     The provision for income taxes resulted in effective tax rates of 36% and 37% for the quarter and nine months ended September 30, 1996, respectively, compared to 39% and 36% for the same periods in 1995. The 1996 and 1995 effective rates includes provisions for state income taxes and the statutory rate of 35% for federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES ($ in 000's)
     In the third quarter 1996, cash provided by operating activities totaled $3,662 versus cash provided of $6,701 in the third quarter of 1995. The major changes in cash were due to more extended credit terms to customers, increased international sales and funding for inventories in both segments. The Company has a $20 million unsecured revolving credit agreement with Comerica Bank which expires June 30, 1997. Four standby letters of credit totaling $750 reduced the available borrowing capacity to $19,250 at September 30, 1996.



                          PART II - OTHER INFORMATION



Item 6 (b) - Exhibits and reports on form 8-K
                                                                                   Sequentially
                                                                                     Numbered
Exhibit #                Description                                                   Page
-----------------------  -----------------------                                     ------------
Exhibit 11               Calculation of earnings per share for the nine and three
                         months ended September 30, 1996 and 1995.                      14-15


No reports on form 8-K have been filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirement to the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Durakon Industries, Inc.
                                     (Registrant)



Date: November 14, 1996              /s/ Thomas A. Galas
                                     -----------------------------------------
                                     Thomas A. Galas, Senior V.P. Finance
                                     and Administration, Chief Financial Officer
                                     (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                          DESCRIPTION
--------                        -----------
11                              Calculation of Earnings per share  for the
                                nine and three months ended September 30, 1996
                                and 1995.

27                              Financial Data Schedule
