Form 10-K405
period 1996-12-31
DURAKON INDUSTRIES INC
filed 1997-03-28
CIK 748792

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K



[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1996

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition Period from________to ______.



                         Commission File Number 0-13601
                            DURAKON INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

      Michigan                                                                    38-2492342
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

     2101 N. Lapeer Road, Lapeer, Michigan                        48446

     Registrant's telephone number, including area code:          (810) 664-0850

     Securities registered pursuant to Section 12(b)of the Act:   None

     Securities registered pursuant to Section 12(g)of the Act:   Common Stock,  without
                                                                  par value (Title of Class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                 ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ x ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 21, 1997, computed by reference to the last sale price for such stock on that date as reported on the Nasdaq National Market System, was $56,684,725.

     At March 21, 1997, the number of shares outstanding of the registrant's Common Stock, without par value, was 6,210,292.

     Portions of the registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.








================================================================================

                                     PART I
ITEM 1. BUSINESS

     Durakon Industries, Inc. (the "Company") was incorporated in Michigan on December 21, 1983, and is the successor by merger to Durakon, Inc. which was incorporated in Michigan in 1979. The Company operates its business in two segments, the Vehicle Accessories segment and the Towing & Recovery segment.

     Vehicle Accessories Segment. This segment's principal product is a one-piece, seamless pickup truck bedliner, custom engineered and molded in various sizes to fit most domestic and foreign pickup trucks. A matching protector is supplied with each bedliner to protect the truck's tailgate. Bedliners are constructed of high density polyethylene plastic, and are designed to protect the entire bed area including the floor, front panel and sidewalls. The Company markets bedliners under the Duraliner(R), AllStar(R) and Bodygard(R) brand names and, to a lesser extent, manufactures for private labels. Purchasers of the Duraliner(R) product also receive proprietary cargo restraining board pockets (Duraloc(R)), two tier stacking capability and other premium features.

     The Company's marketing strategy for pickup truck bedliners is to service the aftermarket through distributors of light truck accessories, camper top manufacturers, retail chains and mass merchandisers as well as directly servicing original equipment manufacturers. Management believes that purchasers of light trucks generally prefer to purchase add-on accessories, such as a pickup truck bedliner, at the time they purchase their truck. This allows installation of the bedliner prior to delivery, before damage to the truck occurs, and also permits the buyer to finance the bedliner in conjunction with the truck.

     The Company also distributes through its Duraliner U.S.A. network, which consists of 10 warehouses located throughout the country. Those warehouses sell the Company's bedliners, as well as, DuraMat(R) bed floormats, Duratrunk(R) storage containers, bumpers, running boards, bug shields, and a variety of other accessories, all of which are manufactured by other companies. DuraMat(R) mats, which are constructed of recycled rubber, are designed to protect the floor area of pickup truck beds. The Duratrunk(R) is a high-density polyethylene plastic storage container with proprietary design improvements over conventional tool/storage boxes. During the third quarter of 1996, Durakon introduced the DuraSport(TM) cargo liner, a protective liner for the back interiors of sport utility vehicles.

     Towing & Recovery Segment. Through its wholly-owned subsidiary Jerr-Dan Corporation ("Jerr-Dan"), the Company manufactures and distributes rollback carriers and tow trucks for use in the vehicle transportation, towing and recovery industry.

     Rollback carriers are fabricated from aluminum, steel and wood to provide platforms which hydraulically tilt to allow a vehicle to be loaded thereon for transportation. Carriers equipped with a towbar attachment can tow an additional vehicle behind the unit. Some models are also available with an optional platform above the driver's cab enabling an additional vehicle to be transported. The Wrangler(TM), Shark(TM), Vector(TM), Rustler(TM), and Elite(TM) models are designed for transporting automobiles and light-duty vehicles, while the Transporter(TM) and Super Series(TM) models, with deck capacities up to 30,000 pounds, can also transport heavy equipment. Rollback carriers are typically purchased by salvage dealers, towing companies, automobile dealers, industrial equipment distributors, and antique and race car owners.

     The towing and recovery products lift disabled vehicles by the wheels for general towing applications. Wheel lift tow trucks have supplanted the conventional hook and sling equipment by providing for damage-free towing to vehicles with plastic front-end components and/or front-wheel drive. Jerr-Dan's medium and heavy-duty towing units are equipped with frame-fork attachments to enable a disabled vehicle to be picked up by its front axle. Units are customarily supplied with boom and winch features for use in vehicle recovery applications. Jerr-Dan's towing and recovery product line includes the HPL(TM), HDL(TM), Power Grid(TM), and DeWalt(TM) models.

     Jerr-Dan's marketing strategy is to compete nationally through its independently-owned distributor network with innovative products of high quality and superior customer service. Methods used to accomplish this objective include advertising in trade journals, trade show participation, publication of the Company's "Write-Carrier" magazine and utilization of the distributor/customer in product development and improvement activities.

     Jerr-Dan's manufacturing operations include the machining and fabrication of steel and aluminum parts and assemblies, and the manufacture of hydraulic componentry. Jerr-Dan's products are assembled, tested and installed on truck chassis purchased by Jerr-Dan or its customers, or sold in kit form for installation by its distributors.

OTHER CORPORATE MATTERS

     Employment. At December 31, 1996, the Company and its subsidiaries employed 879 persons. Approximately 24% of its employees are covered by a collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America. The most recent agreement was ratified by the union on March 4, 1997, expires February 29, 2000, and covers 247 employees at the Lapeer, Michigan plant.

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

     The Vehicle Accessories segment markets its products worldwide to original equipment manufacturers and to independent aftermarket distributors. The Company's primary competitor in all of these markets is Penda Corporation, a privately owned company headquartered in Portage, Wisconsin. While no market data is readily available, the Company believes it has the largest share of the market for pickup truck bedliners but believes that in 1996 Penda was the largest supplier to original equipment manufacturers. There are many other manufacturers of pickup truck bedliners but the Company believes that none of them maintains a market share comparable to the Company or Penda.

     In the Towing & Recovery segment, the Company primarily sells in North America. While the Company is not aware of any source of market data on this industry, it believes that Miller Industries, Inc., a publicly held company headquartered in Atlanta, Georgia has the largest market share. There are several smaller manufacturers of towing and recovery equipment, the largest of which is believed to be Chevron, Inc., a privately held company headquartered in Mercer, Pennsylvania is also a major competitor of the company. The Company believes it maintains the second largest market share in the towing and recovery industry.

     Patents. The Company has a policy of filing patent applications for its important product designs and manufacturing methods. The patents the Company considers most valuable expire after 1999.

     Backlogs. Neither the Vehicle Accessories segment nor the Towing & Recovery segment maintain a sales backlog as sales orders are generally filled within one month.

     Raw Materials. Raw materials used in the production of the Company's products are available from several sources. Management believes that its present sources and adequate replacement sources will be available to meet the Company's anticipated demand for the foreseeable future. Hydrocarbon based resin, which is the principal raw material of the Vehicle Accessories segment, is subject to significant price fluctuation.

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

ITEM 2.  PROPERTIES ($ in 000's)

     Vehicle Accessories Segment. The Company has two domestic manufacturing locations for pickup truck bedliners. The largest one is owned, the other facility is leased. The owned facility is a 326,800 square foot building complex on 135 acres of land in Lapeer, Michigan. This facility also houses the Company's warehouse facility, distribution center and administrative offices. The leased facility is 102,000 square feet on 7 acres of land in Clinton, Tennessee. The lease expires in 2003; rental under this lease was approximately $255 in 1996.

     The Company's Mexican subsidiary leases a 46,692 square foot manufacturing facility in Lerma, Mexico. Rental under this lease agreement was $97 during 1996.

     The Company has 10 leased locations which operate under the name "Duraliner U.S.A." that are primarily used as wholesale distribution centers. These facilities, located in Santa Fe Springs and Stockton, California; Ft. Lauderdale and Lakeland, Florida; New Orleans, Louisiana; Springfield, Massachusetts; Westland, Michigan; Ft. Worth and Houston, Texas; and Charleston, West Virginia, have approximately 9,000 to 21,000 square feet per location. Aggregate rentals under these leases were approximately $550 in 1996. The expiration dates for these leases range from 1997 to 2002.

     Towing & Recovery Segment. The Company owns an 112,000 square foot manufacturing facility located on 12.5 acres of land in Greencastle, Pennsylvania. This location also houses storage facilities and administrative offices.

     The Company leases two additional manufacturing and assembly facilities in Greencastle, Pennsylvania. A 126,000 square foot manufacturing building on 10 acres has an annual rent of $360 with a lease expiration of June 30, 2011. An assembly location of approximately 6,000 square feet with an annual rent of $18 is leased on a month-to-month basis.

     The company also leases a manufacturing location in Channelview, Texas. This facility is approximately 13,000 square feet at an annual rent of $50. The lease expires November 30, 1999.

     Additional warehousing and assembly space of 60,000 square feet is leased in Las Vegas, Nevada to provide inventory availability for Jerr-Dan's western distributors. Annual rent is $336. This lease expires July 31, 2000.

     Adequacy of Facilities and Production Capacity. In the opinion of management, the facilities and manufacturing capacity for both business segments are adequate to operate at current market conditions. In 1997, the company recognized a need for additional warehouse space to accommodate new business.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol "DRKN". The following table sets forth the high and low sale prices reported on the Nasdaq Stock Market for the quarterly periods indicated:



   1996                              1995
   Quarter    High      Low         Quarter       High          Low
   -------  ----------  ----------  ------------  ------------  ------------
   First     $13       $11 1/2      First        $17 5/8       $15
   Second     14 3/4    12 1/4      Second        16 7/8        15 1/4
   Third      15        11 3/4      Third         16            12 3/4
   Fourth     13 1/4    12          Fourth        15 1/4        11 1/4


     On March 21, 1997, the last available sale price for shares of the Common Stock of the Company, as reported on the Nasdaq Stock Market, was $12 1/2. As of such date, the approximate number of record holders of the Common Stock was 358.

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


                                     1996              1995(1)        1994           1993(2)           1992
                                     ----              -----          ----           ----              ----
($ in 000's, except per
share amounts)

OPERATIONS STATEMENT DATA:
Net sales                           $183,628           $172,051      $144,483       $105,738         $86,961
Operating income                      13,133              5,171        19,487         14,937          13,458
Interest income/(expense), net           629                358           427            195            (445)
Net income                             8,904              2,299        12,101         11,974           7,632
Net income per common share             1.34                .34          1.82           1.82            1.22

BALANCE SHEET DATA:
Working capital                     $ 35,150           $ 25,696      $ 25,539       $ 27,769         $21,666
Total assets                          84,079             78,869        75,542         56,224          56,825
Long-term obligations                    795              1,572         2,641            446           4,078
Shareholders' equity                  65,760             56,556        54,237         41,673          29,202

PERCENTAGES AND RATIOS:
Gross profit                            21.6%              21.1%         29.0%          31.9%           35.1%
Return on sales                          4.8%               1.3%          8.4%          11.3%            8.8%
Current ratio                            3.2                2.3           2.4            2.9             2.7
Ratio of long-term debt to
total capitalization                     .01                .03           .05            .01             .12


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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion relating to the three years ended December 31, 1996, should be read in conjunction with the Company's Consolidated Financial Statements and related Notes:

     CORPORATE DEVELOPMENT. ($ in 000's) In July of 1996, Jerr-Dan leased approximately 126,000 square feet of additional manufacturing space to accommodate the production of its new medium-duty towing vehicle. The addition of the medium-duty towing vehicle model to its product line enables the Company to offer a full range of towing and recovery equipment to its distributors for the first time. Several innovative and patentable features are incorporated into this new product including an industry-first corrosion-resistant composite body.

     On December 12, 1995, the Company decided to dispose of its ZZ Wheelz subsidiary. The operation acquired in 1994 did not fit the long-term focus of the Company. A $2,900 pre-tax charge was recorded in the fourth quarter of 1995 to write-off the investment and provide for anticipated costs to close the facility.

     Effective July 1, 1995, Jerr-Dan acquired substantially all the assets of DeWalt Manufacturing, Inc., a manufacturer of heavy-duty towing and recovery vehicles in Channelview, Texas. Jerr-Dan's DeWalt Division provides a proven product line in the heavy-duty market segment previously not serviced by the Company.

     Also in July 1995, Jerr-Dan opened a warehouse in Las Vegas, Nevada to provide improved service to the Company's West Coast distributors. Inventory is available in both kit and turnkey configurations.

     In July 1994, the Company acquired Benton Plastics, Inc. ("Benton"). Benton is a manufacturer and distributor of bedliners under the brand name "Bodygard." The total purchase price was $14,388.

     NET SALES. ($ in 000's) The following table summarizes net sales by business segment for the last three years:


    Segment                  1996      %        1995      %     1994      %
    -------                  ----      -        ----      -     ----      -
    Vehicle Accessories    $ 85,109   46%     $ 81,684   47%  $ 75,163   52%
    Towing & Recovery        98,519   54%       90,367   53%    69,320   48%
                           --------  ----     --------  ----  --------  ----
               Total       $183,628  100%     $172,051  100%  $144,483  100%
                           ========  ====     ========  ====  ========  ====


     Net sales increased 7% to $183,628 in 1996 versus 1995. In 1995 sales increased 19% or $27,568 compared to 1994.

     In the Vehicle Accessories segment net sales increased $3,425 or 4% from 1995. Bedliner unit sales increased 12.5% from the prior year. The Durakon international distribution channels increased unit sales by 20.8% in 1996 compared to 1995. Domestic unit sales increased 11.7% in 1996 compared to 1995. Average bedliner net selling prices were down 6.2% from last year due to the increased domestic aftermarket competition which put downward pressure on pricing throughout the market. In 1995, sales increased $6,521 or 9% from 1994. Bedliner unit sales increased 16% from 1994. International unit sales increased 43% in 1995 compared to 1994.

     In the Towing & Recovery segment, 1996 net sales increased $8,152 or 9% from 1995. The increase reflects a 10% improvement in sales of manufactured equipment and an 8% rise in sales of truck chassis. Unit sales of rollback carriers increased by less than 1% while the increase in unit sales of tow truck bodies increased by 8%. Average selling prices for rollback carriers were higher by 4% in 1996 as compared to 1995. Average tow truck equipment selling prices increased by 20% in 1996 over 1995 reflecting increased sales of medium and heavy-duty models. Net sales increased $21,047 or 30% in 1995 versus 1994. The increase was due to an equipment sales increase of 13% and truck chassis sales increase of 52% over 1994. Unit sales of rollback carriers increased 21%, while the volume of towing products were down 16% due to the inability for a period of six months in 1995 to sell several models in the light-duty product line following a patent settlement. A more advanced light-duty towing product was introduced in the third quarter of 1995 and unit sales of this new product had exceeded sales of the former product for comparative periods in 1995 versus 1994. Average net selling prices for both rollback carriers and tow truck bodies were higher, up 3% and 5%, respectively, in 1995 compared to 1994.

     GROSS PROFIT. ($ in 000's) The following table summarizes gross profit in dollars and as a percent of sales by segment for the last three years:


Segment                  1996    %     1995    %   1994      %
-------                  ----    -     ----    -   ----      -
Vehicle Accessories    $24,946  29%  $22,137  27%  $29,240  39%
Towing & Recovery       14,732  15%   14,222  16%   12,707  18%
                       -------  ---  -------  ---  -------  ---
           Total       $39,678  22%  $36,359  21%  $41,947  29%
                       =======  ===  =======  ===  =======  ===


     In 1996, gross margin in the Vehicle Accessories segment improved from 27% to 29%. Margin rates improved primarily due to improved efficiencies and cost reduction efforts in the manufacturing area. Manufacturing fixed cost absorption rates also improved due to increased production volumes in 1996. Manufacturing cost improvements were offset by a marked reduction in average unit selling prices in the latter part of 1996. The implementation of an aggressive pricing strategy was required to combat new competition in the aftermarket channels. In 1995, gross margin in the Vehicle Accessories segment declined 12 percentage points from 1994. Selling price decreased coupled with increased material cost (raw material cost increases and higher material usage to improve quality), a change to prepaid customer freight in 1995, and spending to improve manufacturing efficiency and product quality were the reasons for the decline in gross margin. In 1995, approximately $1,898 of non-recurring costs to improve manufacturing operations are reflected in gross profit. The impact of these non-recurring costs was expected to be realized in lower unit production costs beginning in the first quarter of 1996.

     In the Towing & Recovery segment, gross margin in 1996 was 15% compared to 16% in 1995. The margin on manufactured equipment and service was 26% in 1996, down 1% from 1995, which reflects the impact of increased sales of lower-margin towing vehicles 1996. Margins on rollback carriers and light-duty tow trucks remained consistent year to year. In 1995, gross margin was 16% compared to 18% in 1994. The margin on equipment sales was 27% in 1995, down 2% from the prior year. In 1995, the increased costs of materials and product enhancements were not completely offset by selling price increases and reductions realized in fabrication costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. ($ in 000's) The following table presents selling, general and administrative expenses by business segment and as a percent of net sales for the last three years:


                                  % Net            % Net             % Net
 Segment                 1996     Sales    1995    Sales    1994     Sales
 -------                 ----     ------   ----    -----    ----     -----
 Vehicle Accessories     $17,949   21%    $18,375   23%     $14,905   20%
 Towing & Recovery         8,596    9%      9,913   11%       7,555   11%
                         ------    ---    -------   ---     -------   ---
            Total        $26,545   14%    $28,288   16%     $22,460   16%
                         =======   ===    =======   ===     =======   ===


     Selling, general and administrative expenses (SG&A) were 6% less in 1996 compared to 1995, and two points less as a percentage of net sales. In 1995, SG&A expenses were 26% higher compared to 1994, but as a percentage of net sales were unchanged.

     In the Vehicle Accessories segment, 1996 SG&A was $426 less than in 1995 and as a percentage of net sales was two full percentage points lower. The overall spending reduction was primarily the result of the elimination of costs associated with ZZ Wheelz which was closed in 1995. In 1995, SG&A was $3,470 higher than in 1994 and as a percentage of sales was three points higher. The majority of the increase was attributable to the inclusion of the Benton Division and ZZ Wheelz for a full year which had SG&A of $3,707 versus five months in 1994 which had SG&A of $1,568. The remainder of the increase reflects spending to facilitate a software conversion, increased advertising and increased salaries and wages.

     In the Towing & Recovery segment, 1996 SG&A was $1,317 lower than 1995 and 2% lower as a percentage of net sales. The reduction is primarily due to approximately $1,103 in one-time charges related to patent litigation and the write-off of a license agreement which are reflected in 1995 expenses, together with savings attained in other areas in 1996. In 1995 SG&A was $2,358 higher than 1994 but as a percent of net sales was unchanged. Approximately $1,103 in one-time charges were related to patent litigation and the write-off of a license agreement. The balance of the increase relates to new product development related to the new medium-duty wrecker products and administrative expenses associated with the new DeWalt Division.

     DISPOSITION OF SUBSIDIARY ($ in 000's) In December 1995 the Company decided to close its ZZ Wheelz operations. The pre-tax charge of $2,900 to write off the investment and provide for anticipated costs to close the operation was recorded in the fourth quarter of 1995.

     INTEREST INCOME/(EXPENSE), NET. ($ in 000's) Net interest income was $629 in 1996, $358 in 1995 and $427 in 1994. The 1996 increase in net interest income primarily reflects lower interest expense in 1996 due to lower outstanding debt. The reduction in net interest income in 1995 versus 1994 reflects higher interest income on larger cash balances offset by increased interest expense from higher debt.

     OTHER INCOME/(EXPENSE), NET. ($ in 000's) Other income in 1996 is $59 versus an expense of $411 in 1995 and income of $86 in 1994. In 1996, other income related primarily to a gain on disposal of fixed assets and Duramex royalties. In 1995, other expense relates primarily to transaction and devaluation losses associated with the Mexican peso. In 1994, other income includes the gain from the sale of a bond fund, net of Mexican peso transaction and devaluation losses.

     MINORITY INTEREST. ($ in 000's) Minority interest reflects the minority shareholders' portion of the net income of Duramex which began operations in April 1993. The minority interest elimination was $124 in 1996 compared to $73 and $143 in 1995 and 1994, respectively.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate was 35% in 1996, 54% in 1995 and 39% in 1994. The effective tax rate in 1996 is equal to the statutory rate of 35%. The difference between 1995 effective rate and the statutory rate of 35% is primarily due to the non-deductible portion of the loss on disposition of ZZ Wheelz and a provision for state income taxes. The difference between the 1994 effective rate and the statutory rate of 35% was primarily due to a provision for state income taxes.

     NET INCOME. ($ in 000's) Net income was $8,904 in 1996, $2,299 in 1995, and $12,101 in 1994. The increase of $6,605 in 1996 reflects improved gross margins and lower SG&A expenses.

     The 1995 decrease of $9,802 from 1994 was primarily the result of lower gross margins in both business segments, non-recurring charges related to the loss on disposition of the ZZ Wheelz business unit, costs related to re-engineering the manufacturing operations at the pickup truck bedliner plants, expenses to consolidate manufacturing operations in the Vehicle Accessories segment and costs associated with a patent settlement in the Towing & Recovery segment.

     Management does not believe that inflation had a significant impact on the Company's operations during the last three years.


LIQUIDITY AND CAPITAL RESOURCES ($ in 000's)

     At year-end 1996, the Company's cash balance was $8,597, compared to $12,757 at year-end 1995 and $11,628 at year-end 1994. The current ratio was
3.2 at December 31, 1996 versus 2.3 in 1995 and 2.4 in 1994. During 1996, cash of $3,350 was provided by operations versus $8,944 in 1995 and $12,488 in 1994. Cash used in investing activities in 1996 was $5,774 compared to $6,636 in 1995 and $14,230 in 1994. The main usage of cash in 1996 was to build inventories to service a new customer in the first quarter of 1997 and for the purchase of equipment. In 1995, the main use of cash was for the purchase of equipment. In 1994, the main uses of cash were investments in Benton Plastics and ZZ Wheelz. Financing activities resulted in a net cash use of $1,722 in 1996 compared to $1,462 in 1995 and $1,755 in 1994. The decrease in cash in 1996 was $4,160 versus a net cash increase of $1,129 in 1995.

     The Company's anticipated internal cash flow is expected to provide sufficient liquidity to fund its near-term working capital needs. The Company believes that its long-term working capital and other investment needs will be satisfied through its internal cash flow and future borrowings, if necessary. The Company also maintains a $20,000 revolving credit facility. There were no borrowings against this facility as of December 31, 1996. However, letters of credit have been issued against the credit line totaling $800 at December 31, 1996.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information included in this Report are set forth on the Index to Consolidated Financial Statements and Financial Statement Schedule appearing on page F-1 of this Report.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by the items within this part will be included in the Company's 1997 Proxy Statement, and is incorporated herein by reference, as follows:


                                                            Captions(s) in 1997
                                                              Proxy Statement
                                                            ------------------

ITEM 10.  Directors and Executive Officers of the       "Election of Directors", "Other Information
            Registrant                                  Relating To Directors" and "Executive Officers"

ITEM 11.  Executive Compensation                        "Compensation of Executive Officers and Directors"

ITEM 12.  Security Ownership of Certain                 "Election of Directors"
          Beneficial Owners and Management

ITEM 13.  Certain Relationships and Related             "Certain Transactions with Management"
          Transactions




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

     (b) Reports on Form 8-K.

         The Company was not required to file any current reports on Form 8-K during the quarter ended December 31, 1996, and none was filed during that period.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 1997.

                                        DURAKON INDUSTRIES, INC.

                                        By:   /s/David W. Wright
                                             ---------------------------------
                                              David  W. Wright, President and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 21, 1997.



       Signature                        Title
       ---------                        -----

   /s/David W. Wright         Director (Principal Executive Officer)
------------------------
     David W. Wright


   /s/Thomas A. Galas         Senior Vice President, Chief Financial Officer
------------------------      (Principal Financial and Accounting Officer)
     Thomas A. Galas


   /s/David Aronow            Director
------------------------
     David Aronow


   /s/Phillip Wm. Fisher      Director
------------------------
     Phillip Wm. Fisher


   /s/Richard J. Jacob        Director
------------------------
     Richard J. Jacob


   /s/James P. Kelly          Director
------------------------
     James P. Kelly


   /s/Robert M. Teeter        Director
------------------------
     Robert M. Teeter

DURAKON INDUSTRIES, INC. AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Durakon Industries, Inc. are referred to in Item 8:


                                                                   Page
                                                                   ----

    Report of Independent Accountants                               F-2

    Consolidated Balance Sheets - December 31, 1996 and 1995        F-3

    Consolidated Statements of Income - Years ended
    December 31, 1996, 1995 and 1994                                F-4

    Consolidated Statements of Shareholders' Equity - Years
    ended December 31, 1996, 1995 and 1994                          F-5

    Consolidated Statements of Cash Flows - Years ended
    December 31, 1996, 1995 and 1994                                F-6

    Notes to consolidated financial statements                      F-7 to F-17


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Durakon Industries, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand, L.L.P.

Detroit, Michigan
February 21, 1997

                            DURAKON INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                  ($ in 000's)

                                                                   1996            1995
            ASSETS                                                 ----            ----
Current assets:
  Cash and equivalents                                           $ 8,597         $12,757
  Accounts receivable, less allowances of $637 and $640           20,175          17,468
  Inventories                                                     18,427          12,140
  Prepaid expenses and other current assets                        2,005           1,141
  Deferred income taxes                                            2,245           2,526
                                                                 -------         -------
     Total current assets                                         51,449          46,032

Property, plant and equipment less accumulated depreciation
  of $24,656 and $20,673                                          20,754          18,346
Goodwill                                                          11,278          13,870
Patents, less accumulated amortization of $1,804 and $2,369          406             507
Other assets                                                         192             114
                                                                 -------         -------
     TOTAL ASSETS                                                $84,079         $78,869
                                                                 =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                           $   251         $ 1,342
  Accounts payable                                                 9,940          10,058
  Other current liabilities                                        6,108           8,936
                                                                 -------         -------
     Total current liabilities                                    16,299          20,336
                                                                 -------         -------
Long-term debt                                                       795           1,572
Deferred income taxes                                              1,050             346
Minority interest                                                    175              59
                                                                 -------         -------
     Total long-term liabilities                                   2,020           1,977
                                                                 -------         -------
Shareholders' equity:
  Preferred stock, $1 par value - 100,000 shares authorized;
    none issued                                                       --              --
  Common stock, without par value - 15,000,000 shares authorized;
    6,565,292 and 6,520,292 shares issued and outstanding         21,820          21,506
  Accumulated translation adjustment                                (289)           (275)
  Retained earnings                                               44,229          35,325
                                                                 -------         -------
     Total shareholders' equity                                   65,760          56,556
                                                                 -------         -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $84,079         $78,869
                                                                 =======         =======

The accompanying notes are an integral part of the consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED DECEMBER 31, 1996, 1995, 1994

                     ($ in 000's, except per share amounts)

                                          1996           1995         1994
                                          ----           ----         ----

Net sales                               $183,628       $172,051     $144,483
Cost of products sold                    143,950        135,692      102,536
                                        --------       --------      -------
   Gross profit                           39,678         36,359       41,947

Selling, general and
 administrative expenses                  26,545         28,288       22,460

Disposition of subsidiary                     --          2,900           --
                                        --------       --------      -------
   Operating income
                                          13,133          5,171       19,487
Interest income                              778            775          612

Interest expense                            (149)          (417)        (185)

Other income/(expense), net                   59           (411)          86

Minority interest                           (124)           (73)        (143)
                                        --------       --------      -------

Income before income taxes                13,697          5,045       19,857

Provision for income taxes                 4,793          2,746        7,756
                                        --------       --------      -------
Net income                              $  8,904       $  2,299      $12,101
                                        ========       ========      =======
Net income per share of common stock    $   1.34       $   0.34      $  1.82
                                        ========       ========      =======
Weighted average shares (000's)            6,647          6,687        6,654
                                        ========       ========      =======

The accompanying notes are an integral part of the consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                  ($ in 000's)

                                   Shares                       Equity
                                   -------          -------------------------------
                                                              Accumulated
                                    Common          Common    Translation  Retained
                                    Stock            Stock    Adjustment   Earnings
                                   -------          -------------------------------
Balance at December 31, 1993        6,476,359      $ 20,748           --   $ 20,925
                                    ---------      --------         ----   --------
Exercise of stock options               3,333            41           --         --
Issuance of common stock               40,600           710           --         --
Tax benefit of exercised options           --             7           --         --
Net income                                 --            --           --     12,101
Translation adjustments                    --            --        ($295)        --
                                    ---------      --------         ----   --------

Balance at December 31, 1994        6,520,292        21,506         (295)    33,026
                                    ---------      --------         ----   --------
Net income                                 --            --           --      2,299
Translation adjustments                    --            --           20         --
                                    ---------      --------         ----   --------
Balance at December 31, 1995        6,520,292        21,506         (275)    35,325
                                    ---------      ---------        ----   --------

Exercise of stock options              45,000           146           --         --
Tax benefit of exercised options           --           168           --         --
Net income                                 --            --           --      8,904
Translation adjustments                    --            --          (14)        --
                                    ---------      --------         ----   --------
Balance at December 31, 1996        6,565,292      $ 21,820        ($289)  $ 44,229
                                    =========      ========         ====   ========


The accompanying notes are an integral part of the consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                  ($ in 000's)

                                                                              1996        1995        1994
                                                                              -----       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $ 8,904     $ 2,299     $12,101
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                            4,179       5,002       3,897
    Increase/(decrease) in minority interest, net                              116        (222)         41
    Increase/(decrease) in deferred income taxes                             1,153      (1,084)       (570)
    Gain/(loss) on disposal of property, plant and equipment                   (36)        440         (83)
    Net decrease/(increase) of other assets                                    (82)         15         462
  Increase/(decrease) due to changes in operating assets
  and liabilities:
    Accounts receivable                                                     (2,711)     (2,454)     (2,067)
    Inventories                                                             (6,282)      1,462      (3,186)
    Prepaid expenses and other current assets                                 (859)        372       1,199
    Accounts payable                                                          (124)      1,180       2,302
    Accrued expenses and other current liability                              (908)      1,934      (1,608)
                                                                           -------     -------     -------
  Net cash provided by operating activities                                  3,350       8,944      12,488
                                                                           -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                (5,932)     (6,763)     (3,395)
  Purchase of Benton Plastics and ZZ Wheelz                                     --          --     (11,861)
  Proceeds from cash receipt on note receivable                                 --          --         836
  Proceeds from sale of property, plant and equipment                          158         127         190
                                                                           -------     -------     -------
  Net cash used in investing activities                                     (5,774)     (6,636)    (14,230)
                                                                           -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in long-term debt                                                (1,868)     (1,659)     (3,039)
  Proceeds from issuance of debt                                                --         197       1,243
  Cash proceeds from exercise of stock options                                 146          --          41
                                                                           -------     -------     -------
  Net cash used in financing activities                                     (1,722)     (1,462)     (1,755)
                                                                           -------     -------     -------
Effect of exchange rate changes on cash                                        (14)        283        (424)
                                                                           -------     -------     -------
CASH AND EQUIVALENTS:
  Increase/(decrease) for year                                              (4,160)      1,129      (3,921)
  Balance, beginning of year                                                12,757      11,628      15,549
                                                                           -------     -------     -------
BALANCE, END OF YEAR                                                       $ 8,597     $12,757     $11,628
                                                                           =======     =======     =======

The accompanying notes are an integral part of the consolidated financial statements.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of Durakon Industries, Inc. and its domestic wholly-owned subsidiaries and foreign majority-owned subsidiary (the "Company"). All significant intercompany accounts and transactions have been eliminated.

    CASH AND EQUIVALENTS:

    At December 31, 1996, 1995 and 1994, substantially all cash was held at Comerica Bank.

    For purposes of the statement of cash flows, cash and equivalents include cash on hand, amounts due from banks and debt instruments purchased with an original maturity of three months or less.

    INVENTORIES:

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for the Vehicle Accessories segment and the last-in, first-out (LIFO) method for the Towing & Recovery segment.

    PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Upon retirement or disposal of assets the costs and accumulated depreciation are removed from the related accounts, and any gain or loss is included in income.

    INTANGIBLES:

    Goodwill is being amortized using the straight-line method over periods not exceeding 20 years. At each balance sheet date, management assesses whether there has been an impairment in the carrying value of goodwill, primarily by comparing current and projected sales, operating income and annual cash flows with the carrying value of the assets. Purchase costs of patents are being amortized using the straight-line method over the legal lives of the patents, not to exceed 17 years.

    RETIREMENT PLANS:

    The Company has defined contribution retirement plans covering substantially all employees. The Company's policy is to fund retirement costs accrued.

    INCOME TAXES:

    Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards (FASB) No. 109, "Accounting for Income Taxes". Deferred income taxes are recorded to reflect the tax liability/benefit on future years of differences between the tax basis and financial reporting amount of assets and liabilities at each year-end.

    FOREIGN CURRENCY TRANSLATION:

    The assets and liabilities of the Company's foreign operation are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of shareholders' equity. Currency transaction gains and losses are reported in income.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   NET INCOME PER SHARE OF COMMON STOCK:

   Net income per share of common stock is based on the weighted average number of common shares outstanding after giving effect for common stock equivalents arising from stock options.

   SEGMENTS:

   The Company operates in two business segments, Vehicle Accessories and Towing & Recovery.

   REPORTING:

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

   RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

   In March 1997, the FASB issued SFAS 128, "Earnings Per Share." SFAS 128 supersedes APB 15, "Earning Per Share," and simplifies the computation of earning per share ("EPS") by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted shares outstanding. The new standard requires a dual presentation of basic and diluted EPS. Diluted EPS is similar to "fully diluted" EPS required under APB 15. The Company will adopt the provisions of this statement, as required, in 1997. The impact the adoption of this statement is expected to have on the financial statements has not yet been determined.

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


      On June 10, 1994, G.C. Concepts, Inc. doing business as ZZ Wheelz, Inc. was acquired for $656 in cash plus other consideration. ZZ Wheelz manufactures and assembles wheel covers.

      The acquisition was accounted for as a purchase with the results of ZZ Wheelz included from the acquisition date. The fair value of assets acquired, including goodwill, was $2,751 and liabilities assumed totaled $1,385. Goodwill of $2,138 was being amortized over 15 years on a straight-line basis. The disposition of ZZ Wheelz resulted in the write-off of goodwill during 1995.




3.  INVENTORIES


Inventories are summarized below ($ in 000's):
                                                                December 31,
                                                            -------------------
                                                            1996          1995
                                                            ----          ----
[S]                                                       [C]           [C]
Raw materials and work in process . . . . . . . . .       $ 8,722       $ 5,838
Finished goods. . . . . . . . . . . . . . . . . . .         9,705         6,302
                                                          -------       -------
Total . . . . . . . . . . . . . . . . . . . . . . .       $18,427       $12,140
                                                          =======       =======


The LIFO method of inventory valuation is used to value the inventory of the Towing & Recovery segment, which represented approximately 54% of total inventory at December 31, 1996 and 55% at December 31, 1995. The effect of LIFO adjustments was to reduce net income by $181 in 1996 and $316 in 1995. At December 31, 1996 and 1995, the Company's LIFO reserve was $1,547 and $1,276, respectively.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment is shown below ($ in 000's):



                                                December 31,
                                                ------------
                                             1996          1995
                                             ----          ----
Land. . . . . . . . . . . . . . . . .     $ 1,990        $ 1,911
Buildings . . . . . . . . . . . . . .       8,137          8,055
Machinery and equipment . . . . . . .      35,283         29,053
                                          -------        -------

Total property, plant and equipment .      45,410         39,019
Less accumulated depreciation . . . .      24,656         20,673
                                          -------        -------

Net property, plant and equipment . .     $20,754        $18,346
                                          =======        =======


5.   OTHER CURRENT LIABILITIES

     A summary of other current liabilities is shown below ($ in 000's):



                                                           December 31,
                                                        -----------------
                                                        1996         1995
                                                        ----         ----
Accrued compensation . . . . . . . . . . . . . . .     $1,594        $2,201
Legal reserve  . . . . . . . . . . . . . . . . . .      1,031         1,004
Workers' compensation  . . . . . . . . . . . . . .        369           233
Accrued income taxes . . . . . . . . . . . . . . .         89            --
Reserve for disposition of subsidiary. . . . . . .        362         2,900
Commission and royalties . . . . . . . . . . . . .        374           617
Health insurance . . . . . . . . . . . . . . . . .        532           521
Other  . . . . . . . . . . . . . . . . . . . . . .      1,757         1,460
                                                       ------        ------
Total  . . . . . . . . . . . . . . . . . . . . . .     $6,108        $8,936
                                                       ======        ======

6.   RETIREMENT PLANS

     Employer contributions to the 401(k) retirement plans amounted to $435 in 1996, $389 in 1995 and $368 in 1994.

7.   LEASES

     Rental expense under operating leases approximated $2,539 in 1996, $2,396 in 1995 and $2,019 in 1994. At December 31, 1996, future minimum lease commitments under these leases were as follows:

     Year ending December 31 ($ in 000's):

           1997. . . . . . . . . . . . . . . . . . . . . $ 2,381
           1998. . . . . . . . . . . . . . . . . . . . .   1,912
           1999. . . . . . . . . . . . . . . . . . . . .   1,646
           2000. . . . . . . . . . . . . . . . . . . . .   1,030
           2001 and thereafter . . . . . . . . . . . . .   5,049
                                                         -------
                                                         $12,018
                                                         =======

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   CONTINGENCIES ($ IN 000'S)

     The Company is contingently liable under the terms of agreements covering certain of its customer's financing arrangements. The agreements provide for the repurchase of products sold to customers in the event of default by the customer to the financing company. The contingent liability under these agreements was approximately $8,502 and $5,800 at December 31, 1996 and 1995, respectively. The Company has incurred no material losses related to these agreements.

9.   LONG-TERM DEBT




     Long-term debt consisted of the following at December 31 ($ in 000's):
                                                                                                          1996                 1995
                                                                                                          ----                 ----
     Note payable, interest at 6%, to employees of Company, $1,000 due
      August 31, 1996, collateralized by a standby letter of credit . . . . . . .                        $  --                $1,000

     Duramex note payable to bank, interest at Libor plus 2.675%, which was
      8.36% at December 31, 1996 and 1995, due in semi-annual installments
      of $51 through 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          311                   448

     Promissory notes to individuals, interest at 10%, interest paid annually,
      principal due March 26, 1998  . . . . . . . . . . . . . . . . . . . . . . .                           --                   539

     Loan payable to Pennsylvania Industrial Development Association,
      interest at 2%, due in monthly installments of $3, through 2009 . . . . . .                          368                   393

     Loan payable to Machinery and Equipment Loan Fund, interest at 2%,
      due in monthly installments of $4, through 2001 . . . . . . . . . . . . . .                          230                   273

     Duramex note payable to bank, interest at Libor plus 2.675%, which was
      8.36% at December 31, 1996 and 1995, due in semi-annual installments
      of $33, through 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . .                          137                   173

     Note payable, net of imputed interest at 7.45%, of $11 in 1995 and
      $22 in 1994, due in monthly installments of $8, through 1996. . . . . . . .                           --                    88
                                                                                                        ------                ------
                                                                                                         1,046                 2,914

     Less current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . .                          251                 1,342
                                                                                                        ------                ------
     Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       $  795                $1,572
                                                                                                        ======                ======

     Maturities of long-term debt during the next five years are $251, $257, $191, $84 and $84.

     The Company has a $20,000 unsecured revolving credit agreement with Comerica Bank which expires June 30, 1997. Four standby letters of credit totaling $800 reduced the available balance to $19,200 at December 31, 1996.


                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", effective with the 1996 financial statements. The Company, however, has elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees".

     The Company has stock options outstanding under the 1988 Stock Option Plan and the 1996 Stock Option Plan. Under the 1988 Stock Option Plan, the Company has made available 500,000 shares of common stock for key employees. The options vest and become exercisable in equal annual installments, generally over a period of 4 years. In the 1988 and 1996 plans, the options expire after a period of 10 years. Certain options which were issued in 1995 were immediately exercisable. At December 31, 1996, there were 20,734 shares that remained available for grant under the 1988 plan.

     Under the 1996 Stock Option Plan, the Company has made available 500,000 shares of common stock for key employees. The options vest and become exercisable in equal annual installments as defined in the agreements. At December 31, 1996, there were 350,000 share that remained available for grant under this plan.

     In addition to the aforementioned plan, the Company has a stock option agreement under which the Company has made available and granted 100,000 shares of common stock for this agreement. During 1996, no options were exercised under this agreement.

     Information concerning stock options under the 1988 and 1996 plans are as follows:



                                                 1996                         1995                       1994
                                             --------------------          ------------------           ---------------------
                                                         Weighted                     Weighted                       Weighted
                                                          Average                      Average                       Average
                                             Number of   Exercise          Number of   Exercise         Number of    Exercise
                                             Shares        Price           Shares        Price           Shares        Price
                                            --------------------           -------------------          ---------------------
Outstanding at January 1                     468,334     $11.50             258,334     $ 6.68          241,667       $ 5.46
Options granted                              150,000     $12.69             230,000     $16.00           20,000       $16.25
Options exercised                             45,000      $3.25                  --         --            3,333       $12.25
Options canceled                               3,334     $12.25              20,000     $16.25               --           --

Outstanding at December 31                   570,000     $12.67             468,334     $11.98          258,334       $ 6.68

Exercisable at December 31                   257,500     $10.10             248,334     $ 6.01          210,000       $ 6.09


The fair value of each option grant was estimated as of the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for options granted in:


                                                                     1996      1995
                                                                     ----      ----
Estimated fair value per share of options granted during the year   $6.22     $8.71

Assumptions:
     Dividend yield                                                     0%        0%
     Common stock volatility                                        45.34%    54.66%
     Risk-free rate of return                                         6.3%      6.6%
     Expected option term (in years)                                   5         5

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. ACCOUNTING FOR STOCK-BASED COMPENSATION (CONTINUED)

     The Company has elected to continue applying the provisions of APB 25 and, accordingly, no stock option compensation cost is included in income for the 1988 and 1996 Plans. Had stock option compensation cost for these plans been determined based on the fair value at the 1996 and 1995 grant dates for awards under those Plans consistent with the methodology of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



                                           1996                                  1995
                              ----------------------------           -------------------------
                              As reported       Pro forma*           As reported    Pro forma*
                              -----------       ----------           -----------    ----------

 Net Income (in 000's)          $8,904           $8,286               $2,299        $1,986
 Net income per common share     $1.34            $1.25                $0.34         $0.30



 * The pro forma disclosures may not be representative of the effects on reported net income and earnings per share because only stock options granted beginning in 1995 are reflected in the pro forma amounts. Other factors that may impact pro forma disclosures in future years include the vesting period of stock options, timing of additional grants and number of additional shares granted.

      The following table summarizes the status of the Company's stock options outstanding and exercisable at December 31, 1996:



                  -------------------------------------    -------------------------
                                          Stock Options                Stock Options
                                           Outstanding                   Exercisable
                  -------------------------------------    -------------------------
                             Weighted
                              Average         Weighted                      Weighted
                             Remaining        Average                       Average
Range of          Shares     Contractual      Exercise      Shares         Exercise
Exercise Prices   (000's)      Life            Price        (000's)           Price
-------------------------------------------------------------------------------------
$ 3.25 - $ 8.50     180         4.7          $ 4.08          180            $ 4.08
$ 8.51 - $12.69     200         4.7          $12.64           10            $12.50
$12.70 - $16.00     190         8.3          $15.88           68            $15.65
-------------------------------------------------------------------------------------
Total               570                                      258
-------------------------------------------------------------------------------------

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Business Segments

      The Company operates in two segments, Vehicle Accessories and Towing & Recovery. The Vehicle Accessories segment manufactures and distributes pickup truck bedliners and other vehicle accessories. The Towing & Recovery segment manufactures and mounts systems on purchased and customer-supplied truck chassis, which provide the converted trucks with the ability to transport vehicles ranging in size from automobiles to heavy equipment. Foreign assets, revenues and export sales each represent less than 10% of the Company's total.

    Information regarding the Company's segments follows ($ in 000's):



                                 1996      1995     1994
                                 ----      ----     ----
Net sales:
 Vehicle Accessories            $ 85,109  $ 81,684  $ 75,163
 Towing & Recovery                98,519    90,367    69,320
                                --------  --------  --------

                                $183,628  $172,051  $144,483
                                ========  ========  ========

Operating profit:
 Vehicle Accessories            $  6,997  $    862  $ 14,335
 Towing & Recovery                 6,136     4,309     5,152
                                --------  --------  --------

                                $ 13,133  $  5,171  $ 19,487
                                ========  ========  ========

Depreciation and amortization:
 Vehicle Accessories            $  3,413  $  3,780  $  3,147
 Towing & Recovery                   766     1,222       750
                                --------  --------  --------

                                $  4,179  $  5,002  $  3,897
                                ========  ========  ========

Capital expenditures:
 Vehicle Accessories            $  3,227  $  6,079  $  2,371
 Towing & Recovery                 2,705       684     1,024
                                --------  --------  --------

                                $  5,932  $  6,763  $  3,395
                                ========  ========  ========

Identifiable assets:
 Vehicle Accessories            $ 56,317  $ 57,546  $ 57,129
 Towing & Recovery                27,789    21,323    18,413
                                --------  --------  --------
                                $ 84,106  $ 78,869  $ 75,542
                                ========  ========  ========

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME TAXES


     The provisions for income taxes are summarized below ($in 000's):

                                                      1996            1995            1994
                                                      ----            ----            ----
     Federal income taxes:
      Currently payable . . . . . . . .             $3,156           $3,227          $6,275
      Deferred. . . . . . . . . . . . .              1,208             (935)            302
                                                    ------           ------          ------
                                                     4,364            2,292           6,577
     State income taxes . . . . . . . .                429              454           1,179
                                                    ------           ------          ------

     Provision for income taxes . . . .             $4,793           $2,746          $7,756
                                                    ======           ======          ======


     Temporary differences which give rise to the deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows ($ in 000's):

                                                                  1996                              1995
                                                                  ----                              ----
                                                         Deferred      Deferred Tax    Deferred          Deferred Tax
                                                         Tax Asset      Liability      Tax Asset           Liability
                                                         ---------     ------------    ---------          ------------

     Depreciation and goodwill amortization                  --             $895           --               $ 614
     Bad debt allowance  . . . . . . . . . . . . . . .   $  224               --       $  224                  --
     Inventory . . . . . . . . . . . . . . . . . . . .      377               --          493                  --
     Litigation reserve  . . . . . . . . . . . . . . .      339               --          329                  --
     Reserve for disposition of subsidiary . . . . . .       75               --          398                  --
     Vacation pay accrual  . . . . . . . . . . . . . .      206               --          187                  --
     Reserve for returns and allowances.                    186               --          252                  --
     Warranty reserve  . . . . . . . . . . . . . . . .      167               --           95                  --
     Patent amortization . . . . . . . . . . . . . . .      145               --          387                  --
     Reserve employee health benefit
            claims . . . . . . . . . . . . . . . . . .      283               --          205                  --
     Other miscellaneous accrued and
            prepaid expenses . . . . . . . . . . . . .       88               --          224                  --
                                                         ------             ----       ------               -----
     Total deferred taxes                                $2,090             $895       $2,794               $ 614
                                                         ======             ====       ======               =====


     The consolidated income tax provision was different than the amount computed using the United States statutory income tax rate for the reasons set forth in the following table ($ in 000's):



                                                                        1996        1995             1994
                                                                        ----        ----             -----
     Tax at the statutory rate . . . . . . . . . . . . . . .           $4,658       $1,715          $6,950
     State income taxes  . . . . . . . . . . . . . . . . . .              279          295             766
     Change in valuation allowance . . . . . . . . . .                     --           --             (53)
     Non-deductible loss from disposition of
     subsidiary. . . . . . . . . . . . . . . . . . . . . . . . . .       (114)         599              --
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (30)         137              93
                                                                       ------       ------          ------
     Provision for income tax. . . . . . . . . . . . . . .             $4,793       $2,746          $7,756
                                                                       ======       ======          ======
     Effective tax rate. . . . . . . . . . . . . . . . . . . . .        35.0%        54.4%           39.1%
                                                                       ======       ======          ======

                            DURAKON INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  STATEMENT OF CASH FLOWS ADDITIONAL INFORMATION

      Supplemental disclosures of cash flow information ($ in 000's):


                                                                           1996    1995    1994
                                                                           ----    ----    ----
      Cash paid during the year for:

      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 200   $ 420   $   79
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .       $3,430  $4,165  $7,440


      Supplemental non-cash investing activities:

      In 1996 the Company received a $168 tax benefit from the exercise of stock options. In 1995 there were no stock options exercised. In 1994 the Company received a $7 tax benefit from the exercise of stock options.

      In connection with the acquisition of Benton Plastics in 1994, the Company had recorded $1,000 to be paid over the next year to the former owners of Benton.



14.  OTHER INCOME AND (EXPENSE) ($ IN 000'S)

      Net other income for 1996 of $59 primarily represents $36 of a gain on the sale of property, plant and equipment and $16 of Duramex royalties.

      Net other expense for 1995 of ($411) represents a loss due to the change in exchange rates of the Mexican peso of ($438) which was offset by miscellaneous income items.

      Net other income for 1994 of $86 primarily represents gain on the sale of property, plant and equipment partially offset by an additional provision for contingent lease transactions.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following presents financial data regarding the Company's quarterly results of operations for 1996 and 1995 ($ in 000's, except per share amounts):



                                                               First      Second          Third            Fourth
                                                              Quarter     Quarter         Quarter         Quarter (a)
                                                              -------      ------         ------           ----------
    1996:
      Net sales. . . . . . . . . . . . . . . . . . . .       $43,895      $49,430        $46,253            $44,050
      Gross profit. . . . . . . . . . . . . . . . . . .       10,156       11,458          9,240              8,824
      Net income . . . . . . . . . . . . . . . . . . . .       2,138        2,757          1,932              2,077
      Net income per share of common
       stock . . . . . . . . . . . . . . . . . . . . . .     $  0.32      $  0.42        $  0.29            $  0.31

    1995:
      Net sales. . . . . . . . . . . . . . . . . . . . . .   $44,044      $42,667        $42,596            $42,744
      Gross profit. . . . . . . . . . . . . . . . . . . .     11,509       10,722          8,211              5,917
      Net income/(loss) . . . . . . . . . . . . . . .          2,868        3,072            925             (4,566)
      Net income/(loss) per share of common
       stock . . . . . . . . . . . . . . . . . . . . . . .   $  0.43      $  0.46        $  0.14            $ (0.69)


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


16. DISPOSITION OF SUBSIDIARY ($ IN 000'S, EXCEPT PER SHARE AMOUNTS)

      On December 12, 1995, the Company decided to dispose of its ZZ Wheelz subsidiary in Richardson, Texas. The disposal of ZZ Wheelz was substantially completed in 1996. A $2,900 charge was recorded in the fourth quarter of 1995 to write-off the investment and provided for anticipated costs to close the facility. The operation had a net loss of $560 or $0.08 per share in 1995.


17. SUBSEQUENT EVENTS

      In the first quarter of 1997, the Company had repurchased 400,000 shares of its outstanding common stock at a price of $13 per share. The shares were retired. The Company believes that the repurchase of 6% of its outstanding common stock will have a positive impact on the value of the shareholders' investment.

                            DURAKON INDUSTRIES, INC.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                  ($ in 000's)



                                        Balance at   Charged to
                                        beginning     costs an      Other        Charges       Balance at
Year           Description               of year     expenses     accounts     add (deduct)   end of year
---           -----------                --------    ---------    ---------    ------------   -----------
1996    Allowance for doubtful
        accounts. . . . . . . . .         ($640)      ($478)                       $481 (1)     ($637)

        Patents, net of accumulated
        amortization. . . . . . .          $507       ($131)        ($26)  (5)      $56 (3)      $406

        Non-compete, net of
        accumulated amortization           $143       ($143)                                       $0

        Goodwill, net of accumulated
        amortization. . . . . . .       $13,870       ($676)     ($1,916)  (5)                $11,278

1995    Allowance for doubtful
        accounts. . . . . . . . .         ($474)      ($221)          --            $55 (1)     ($640)

        Patents, net of accumulated
        amortization. . . . . . .        $1,122       ($615)          --                         $507

        Non-compete, net of
        accumulated amortization. .        $203        ($60)          --                         $143

        Goodwill, net of accumulated
        amortization. . . . . . .       $15,078       ($885)       ($323) (4)                 $13,870

1994    Allowance for doubtful
        accounts. . . . . . . . .         ($374)      ($174)          --            $51 (1)     ($474)
                                                                                    $23 (2)
        Patents, net of accumulated
        amortization. . . . . . .        $1,345       ($254)          --            $29 (2)    $1,122
                                                                                     $2 (3)
        Non-compete, net of
        accumulated amortization. .        $136       ($133)          --           $200 (3)      $203

        Goodwill, net of accumulated
        amortization. . . . . . .            --       ($333)          --        $15,411 (3)   $15,078


(1) Bad debts written off, net of recoveries.

(2) Adjustment due to acquisition of subsidiaries.

(3) Amount represents addition to goodwill, patent and non-compete agreement.

(4) Adjustments to prior acquisitions within last 18 months.

(5) Adjustment for write off of ZZ Wheelz.

                                 EXHIBIT INDEX

Exhibit                                                            Sequential
Number                     Description of Exhibit                  Page Number

3(a)     Articles of Incorporation of Durakon Industries, Inc., as amended
         (4)

3(b)     By-laws of Durakon Industries, Inc., as amended (4)

10.1     Employees' Retirement Savings Plan, as amended and restated (5)

10.4     1988 Stock Option Plan, as amended (6)


10.5 $20,000,000 Revolving Credit Loan Agreement by and between Durakon Industries, Inc. and Comerica Bank, dated October 17, 1994, as amended (2)

10.20 Consulting Agreement, dated August 1, 1994, by and between Durakon Industries, Inc. and Robert Teeter (2)

10.22 Non-Qualified Stock Option Agreement, dated August 5, 1991, between Durakon Industries, Inc. and Robert Teeter (4)

10.26 Indemnity Agreement, dated June 11, 1991, between Durakon Industries, Inc. and Phillip Wm. Fisher (4)

10.28 Indemnity Agreement, dated August 8, 1991, between Durakon Industries, Inc. and Robert Teeter (4)

10.30 Indemnity Agreement, dated June 11, 1991, between Durakon Industries, Inc. and David W. Wright (4)

10.31 Indemnity agreement, dated October 25, 1993, between Durakon Industries, Inc. and Richard J. Jacob (3)

10.32 Indemnity Agreement, dated May 16, 1995, between Durakon Industries, Inc. and James P. Kelly (1)

10.33 Indemnity Agreement, dated July 18, 1995, between Durakon Industries, Inc. and David S. Aronow (1)

10.34* Employment Agreement, dated June 27, 1996, effective July 1, 1996, by and between Durakon Industries, Inc. and David Wright

10.35* Non-Qualified Stock Option Agreement, dated June 27, 1996 between Durakon Industries, Inc. and David Wright


10.36* Employment Agreement, dated July 1, 1996 by and between Durakon Industries, Inc. and Jim Kelly

10.37* 1996 Stock Option Plan

10.38* Non-Qualified Stock Option Agreement, dated May 16, 1995 between Durakon Industries, Inc. and Thomas A. Galas

10.39* Non-Qualified Stock Option Agreement, dated May 16, 1995 between Durakon Industries, Inc. and James P. Kelly

10.40* Non-Qualified Stock Option Agreement, dated April 1, 1996 between Durakon Industries, Inc. and David Wright

11*  Calculation of Earnings Per Share

21*  Subsidiaries of the Registrant

23.1*  Consent of Independent Accountants

*       Filed with this Report

(1) Previously filed under the corresponding Exhibit Number as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(2) Previously filed under the corresponding Exhibit Number as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(3) Previously filed under the corresponding Exhibit Number as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(4) Previously filed under the corresponding Exhibit Number as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

(5) Previously filed under the corresponding Exhibit Number as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

(6) Previously filed under the corresponding Exhibit Number as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.