Form 10-Q
period 1997-03-31
DURAKON INDUSTRIES INC
filed 1997-05-15
CIK 748792

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    -------------------    --------------------
                         Commission file number 0-13601

                            DURAKON INDUSTRIES, INC.

               Incorporated under the       IRS Employer ID No.:
               laws of Michigan             38-2492342

                              2101 N. Lapeer Road
                            Lapeer, Michigan  48446

                                 (810) 664-0850


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such
filing requirements for the past 90 days    Yes  X    No
                                                ---      ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, without par value; as of April 30, 1997:  6,225,292


===============================================================================

                            DURAKON INDUSTRIES, INC.

                                     INDEX


                                                                                            PAGE
                                                                                           NUMBER


 PART I  Financial Information
         Condensed consolidated balance sheets - March 31, 1997 and
         December 31, 1996.                                                                3-4

         Condensed consolidated income statements - three months ended
         March 31, 1997 and 1996.                                                            5

         Condensed consolidated statements of cash flows - three months
         ended March 31, 1997 and 1996.                                                      6

         Notes to condensed consolidated financial statements.                               7

         Management's discussion and analysis of financial condition and results
         of operations.                                                                   8-11


PART II  Other Information.

         Item 6(b) Exhibits and Reports on Form 8-K.                                        11

         Signatures                                                                         12

                            DURAKON INDUSTRIES, INC.
                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                  (UNAUDITED)




                                                                    MARCH 31,        DECEMBER 31,
($ in 000's)                                                           1997               1996
                                                                    ---------        ------------
                           ASSETS
Current assets:
  Cash and equivalents                                                $ 3,172            $ 8,597
  Accounts receivable, less allowances of $827 and $637              19,810             20,175
  Inventories:
      Raw materials and work in process                                 7,653              4,362
      Finished goods                                                   12,867             14,065
                                                                      -------            -------
        Total inventories                                              20,520             18,427

  Prepaid expenses and other                                            2,320              2,005
  Deferred income taxes                                                 2,245              2,245
                                                                      -------            -------
        Total current assets                                           48,067             51,449

Property, plant and equipment, net                                     21,870             20,754
Goodwill                                                               11,107             11,278
Patents, net                                                              371                406
Other assets                                                               89                192
                                                                      -------            -------
                                                                      $81,504            $84,079
                                                                      =======            =======





   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                  (UNAUDITED)





                                                                     MARCH 31,        DECEMBER 31,
($ in 000's)                                                           1997               1996
                                                                     ---------        ------------

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                $   252            $   251
  Accounts payable                                                     12,232              9,940
  Other current liabilities                                             5,675              6,108
                                                                      -------            -------
        Total current liabilities                                      18,159             16,299

Long-term debt                                                            777                795
Deferred income taxes                                                   1,077              1,050
Minority interest                                                         203                175
                                                                      -------            -------
        Total liabilities                                              20,216             18,319
                                                                      -------            -------
Shareholders' equity:
  Preferred stock, $1 par value - 100,000 shares
      authorized; none issued                                              --                 --

  Common stock, without par value - 15,000,000 shares
     authorized; 6,225,292 and 6,565,292 shares issued and
     outstanding                                                       17,089             21,820
  Accumulated translation adjustment                                     (287)              (289)
  Retained earnings                                                    44,486             44,229
                                                                      -------            -------
        Total shareholders' equity                                     61,288             65,760
                                                                      -------            -------
                                                                      $81,504            $84,079
                                                                      =======            =======





   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DURAKON  INDUSTRIES, INC.
                   CONDENSED  CONSOLIDATED  INCOME STATEMENTS
                                  (UNAUDITED)



                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                     -------------------------------
($ in 000's)
                                                                      1997                    1996
                                                                     -------                -------
Net sales                                                            $40,616                $43,895
Cost of products sold                                                 33,140                 33,739
                                                                     -------                -------
       Gross profit                                                    7,476                 10,156


Selling, general and
    administrative expenses                                            7,084                  6,756
                                                                     -------                -------

       Operating income                                                  392                  3,400

Interest income, net                                                      41                    116

Other (expense), net                                                     (45)                   (39)
                                                                     -------                -------

Income before income taxes                                               388                  3,477

Provision for income taxes                                               131                  1,339
                                                                     -------                -------

Net income                                                           $   257                $ 2,138
                                                                     =======                =======

Net income per share of common stock                                 $  0.04                $  0.32
                                                                     =======                =======

Weighted average shares (in 000's)                                     6,380                  6,667
                                                                     =======                =======





   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)




($ in 000's)                                                             1997              1996
                                                                        ------            ------
Cash flows from operating activities:
    Net income                                                          $   257           $ 2,138
    Adjustment to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                       1,160               962
      Loss on sale of property, plant and equipment                          24                --
      Net Decrease/(Increase) of intangible and other assets                103              (180)
      Net Increase  in deferred income taxes                                222                --

    Increase (decrease) due to changes in current items:
      Accounts receivable                                                   365              (834)
      Inventories                                                        (2,093)           (2,202)
      Prepaid expenses and other current assets                            (315)             (774)
      Accounts payable                                                    2,292              (733)
      Accrued expenses and other current liabilities                       (433)              (84)
                                                                        -------           -------

        Net cash provided by (used in) operating activities               1,582            (1,707)
                                                                        -------           -------

Cash flows from investing activities:
     Purchases of property, plant and equipment                          (2,094)           (1,409)
     Proceeds from retirement of property, plant and equipment               --               150
                                                                        -------           -------
        Net cash used in investing activities                            (2,094)           (1,259)

Cash flows from financing activities:
    Repayment of long-term debt                                             (17)              (16)
    Increase in minority interest, net                                       28                55
    Retirement of common stock                                           (5,200)               --
    Cash proceeds from exercise of stock options                            274                --
                                                                        -------           -------
        Net cash provided by (used in) financing activities              (4,915)               39
                                                                        -------           -------
Effect of exchange rate changes on cash                                       2                 6

Cash and cash equivalents:
    Decrease for the period                                              (5,425)           (2,921)
    Balance, beginning of period                                          8,597            12,757
                                                                        -------           -------

    Balance, end of period                                              $ 3,172           $ 9,836
                                                                        =======           =======



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

     The unaudited condensed consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto. Results of operations for interim periods should not be considered as indicative of results to be expected for a full year.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1997, and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996.

Note 2

     The Company is contingently liable under the terms of agreements covering certain of its customers' financing arrangements. The agreements provide for the repurchase of products sold to customers in the event of default by the customer to the financing company. The contingent liability under these agreements was approximately $8.4 million at March 31, 1997.

Note 3

     In February 1997, the FASB issued SFAS 128, "Earning Per Share." SFAS 128 supersedes APB 15, "Earnings Per Share," and simplifies the computation of earnings per share ("EPS") by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted shares outstanding. The new standard requires a dual presentation of basic and diluted EPS. Diluted EPS is similar to "fully diluted" EPS required under APB 15. The Company will adopt the provisions of this statement, as required, for the year ended December 31, 1997. The impact of the adoption of this statement is not expected to be material.

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

Results of Operations ($ in 000's)

     Net sales of $40,616 for the three months ended March 31, 1997 were $3,279 or 8% below net sales for the first quarter of 1996. Net sales by business segment were:

Net Sales ($ in 000's)
                                   Three Months Ended March 31:
                               ---------------------------------------

                                1997     1996    % Increase/(Decrease)
                               -------  -------  ---------------------
Segments:
 Vehicle Accessories           $21,040  $20,498          3%
 Towing & Recovery              19,576   23,397        (16%)
                               -------  -------       ----
Total                          $40,616  $43,895         (8%)
                               =======  =======       ====


     Net sales in the Vehicle Accessories segment increased $542 or 3% in the first quarter of 1997 compared to the corresponding period in 1996. Total bedliner unit volume increased 8% from the first quarter of 1996. OEM unit volume increased 108%, international unit volume increased 71%, however, aftermarket unit volume decreased 19%. Average net selling prices in the quarter were down 7% from the first quarter last year due to competition in the aftermarket and changes in sales mix. However, the average net selling price has been unchanged for the last six months.
     Net sales in the Towing & Recovery segment decreased by $3,821 or 16% in the first quarter compared to the respective period in 1996. The decrease reflects the loss of three major distributors which were purchased by a competitor and the unusually mild winter, particularly in the northeast, which negatively impacted demand for towing and recovery equipment during the period. The decrease in net sales includes an 8% decrease in sales of equipment and a 24% decrease in sales of truck chassis. Average net selling prices on equipment sales improved approximately 14% compared to 1996 reflecting sales of the higher priced medium-duty models which were not available in the first quarter of 1996.

     Gross margin for the quarter ending March 31, 1997 was $7,476, down $2,680 from the same period last year. The consolidated gross margin percent declined to 18% from 23% in the first quarter of 1996.


Gross Margin ($in 000's)

                                     Three Months Ended March 31:
                              ---------------------------------------------
                               1997        1996       % Increase/(Decrease)
                              ----------  ----------  ---------------------

Segments:
 Vehicle Accessories           $4,884     $ 6,642            (27%)
 Towing & Recovery              2,592       3,514            (26%)
                              -------     -------           ----
Total                          $7,476     $10,156            (26%)
                              =======     =======           ====


     In the Vehicle Accessories segment for the quarter, the gross margin percentage was 23% versus 32% in the first quarter of 1996. The decrease in gross margin percentage was significantly impacted by lower average net selling prices. An additional factor that contributed to the reduction in gross margin was increased resin costs, however, this was partially offset by increased manufacturing efficiencies.
     In the Towing & Recovery segment, the gross margin for the quarter was $2,592, down $922 from the same period in 1996. As a percentage of net sales, the gross margin was 13% compared to 15% for the same period last year. The reduction in margin percentage is attributable to the lower sales volume which resulted in less favorable absorption of fixed overhead costs.
     Selling, general and administrative expenses (SG&A) were $7,084 for the first quarter of 1997, an increase of 5% over the first quarter of 1996. As a percentage of net sales, SG&A was 17% in the quarter ended March 31, 1997 compared to 15% for the same period last year.

Selling, General and Administrative Expenses ($ in 000's)


                                     Three Months Ended March 31:
                            ---------------------------------------------
                             1997       1996        % Increase/(Decrease)
                            ----------  ----------  ---------------------
Segments:
 Vehicle Accessories        $4,686      $4,551              3%
 Towing & Recovery           2,398       2,205              9%
                            ------      ------             --
Total                       $7,084      $6,756              5%
                            ======      ======             ==


     In the Vehicle Accessories segment, SG&A increased $135 or 3% from the first quarter in 1996. As a percentage of net sales, SG&A remained even at approximately 22%. The increase in SG&A was attributable to additional staffing, advertising and professional services associated with the Ford program.

     The SG&A in the Towing & Recovery segment was $2,398 in the first quarter, an increase of $193 or 9% over the corresponding period in 1996. The increase in SG&A is related to promotional and development costs associated with the introduction of the medium-duty wrecker line. As a percentage of net sales, SG&A was 12% in the first quarter ended March 31, 1997 and 9% during the corresponding quarter in 1996. The increase is a result of the additional costs mentioned above and reduced sales volume.
     Operating income was $392 for the first quarter of 1997, down 88% from the same period last year.


Operating Income ($in 000's)

                                        Three Months Ended March 31:
                                ---------------------------------------------
                                 1997       1996        % Increase/(Decrease)
                                ----------  ----------  ---------------------
Segments:
 Vehicle Accessories             $198        $2,091            (91%)
 Towing & Recovery                194         1,309            (85%)
                                 ----        ------           ----
Total                            $392        $3,400            (88%)
                                 ====        ======           ====


     In the Vehicle Accessories segment, operating income was down 91% or $1,893 compared to the first quarter in 1996. The decrease was due to lower average selling prices in the aftermarket, increased resin costs and slightly higher SG&A costs.
     Operating income in the Towing & Recovery segment was $194 for the quarter, down $1,115 or 85% from the same period last year. The decrease in operating income is directly attributable to reduced sales volume.
     For the first quarter of 1997, net interest income was $41 versus $116 for the same period last year. Interest income on invested cash was lower than the first quarter last year due to lower cash balances. Interest expense decreased to $19 from $50, due to less debt.
     Net other expense was $45 in the first quarter ended March 31, 1997, compared to $39 in the first quarter of 1996. Net other expense includes
(gain)/loss on disposal of assets, currency translation and minority interest in the Company's Mexican subsidiary.
     The provision for income taxes reflects an effective tax rate of approximately 34% for the first quarter ended March 31, 1997, compared to 39% for the same period in 1996. The 1997 effective tax rate includes provisions for state income taxes and the statutory rate of 35%, however, the effective tax rate is affected by the lower tax rate of our international operations.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter 1997, cash provided by operating activities totaled $1,582 versus cash used of $1,707 in the first quarter of 1996. The major change in cash was due to higher accounts payable balances, offset by increased inventory spending to support new business. The Company has a $20 million unsecured revolving credit agreement with Comerica Bank which expires June 30, 1997. Four standby letters of credit totaling $800 reduced the available borrowing capacity to $19,200 at March 31, 1997.
     In the first quarter of 1997, the Company repurchased and retired 400,000 shares of its outstanding common stock at a price of $13 per share.




                          PART II - OTHER INFORMATION


Item 6 (b)    Exhibits and reports on form 8-K

Exhibit 11 Calculation of earnings per share for the three months ended March 31, 1997 and 1996.

Exhibit 27    Financial Data Schedule

              No reports on form 8-K have been filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirement to the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Durakon Industries, Inc.
                                             (Registrant)



Date: May 12, 1997                           /s/ David W. Wright
                                             ------------------------------
                                             David W. Wright, President and
                                             Chief Executive Officer


                                             /s/ Christine Bazan Kocik
                                             ------------------------------
                                             Christine Bazan Kocik
                                             Acting Accounting Officer

                                EXHIBIT INDEX

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                    DESCRIPTION                                  PAGE
------                    -----------                              ------------

11                        CALCULATION OF EARNINGS PER SHARE

27                        FINANCIAL DATA SCHEDULE
