Form 10-Q
period 1997-06-30
DURAKON INDUSTRIES INC
filed 1997-08-13
CIK 748792

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________

                         Commission file number 0-13601

                            DURAKON INDUSTRIES, INC.

               Incorporated under the       IRS Employer ID No.:
               laws of Michigan             38-2492342

                              2101 N. Lapeer Road
                            Lapeer, Michigan  48446

                                 (810) 664-0850


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such
filing requirements for the past 90 days    Yes   X    No
                                                 ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, without par value; as of July 31, 1997:  6,245,292


===============================================================================

                            DURAKON INDUSTRIES, INC.

                                     INDEX





                                                                          PAGE
                                                                         NUMBER

 PART I  Financial Information

         Condensed consolidated balance sheets - June 30, 1997 and
         December 31, 1996.                                                 3-4

         Condensed consolidated income statements - three months and six
         months ended June 30, 1997 and 1996.                               5

         Condensed consolidated statements of cash flows - six months
         ended June 30, 1997 and 1996.                                      6

         Notes to condensed consolidated financial statements.              7-8

         Management's discussion and analysis of financial condition
         and results of operations.                                         9-12


PART II  Other Information.

         Item 4(a) Submission of Matters to a Vote of Security Holders      13

         Item 6(b) Exhibits and Reports on Form 8-K.                        13

         Signatures                                                         14

                           DURAKON INDUSTRIES, INC.
                   CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                  (UNAUDITED)

                                                                                JUNE 30,                        DECEMBER 31,
($ in 000's)                                                                      1997                              1996
                                                                                ---------                         ----------
                                         ASSETS
Current assets:
  Cash and equivalents                                                            $ 3,310                           $ 8,597
  Accounts receivable, less allowances of $774 and $637                            20,136                            20,175
  Inventories:
    Raw materials and work in process                                               8,361                             4,362
    Finished goods                                                                 10,930                            14,065
                                                                                  -------                           -------
      Total inventories                                                            19,291                            18,427

Prepaid expenses and other                                                          2,368                             2,005
Deferred income taxes                                                               2,168                             2,245
                                                                                  -------                           -------

      Total current assets                                                         47,273                            51,449

Property, plant and equipment, net                                                 22,275                            20,754
Goodwill                                                                           10,938                            11,278
Patents, net                                                                          337                               406
Other assets                                                                          488                               192
                                                                                  -------                           -------

                                                                                  $81,311                           $84,079
                                                                                  =======                           =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              DURAKON INDUSTRIES, INC.
                      CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                     (UNAUDITED)



                                                          JUNE 30,       DECEMBER 31,
($ in 000's)                                                1997            1996
                                                        -----------     -------------
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                       $   183         $   251
  Accounts payable                                            11,113           9,940
  Other current liabilities                                    5,951           6,108
                                                             -------         -------

      Total current liabilities                               17,247          16,299

Long-term debt                                                   758             795
Deferred income taxes                                            982           1,050
Minority interest                                                478             175
                                                             -------         -------

      Total liabilities                                       19,465          18,319
                                                             -------         -------
Shareholders' equity:
  Preferred stock, $1 par value - 100,000 shares
    authorized; none issued                                     ---             ---

Common stock, without par value - 15,000,000 shares
  authorized; 6,245,292 and 6,565,292 shares issued and
  outstanding                                                 17,257          21,820
Accumulated translation adjustment                              (287)           (289)
Retained earnings                                             44,876          44,229
                                                             -------         -------

      Total shareholders' equity                              61,846          65,760
                                                             -------         -------

                                                             $81,311         $84,079
                                                             =======         =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          DURAKON  INDUSTRIES,  INC.
                  CONDENSED  CONSOLIDATED  INCOME STATEMENTS
                                 (UNAUDITED)


                                                                   SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                                ---------------------            ---------------------
($ in 000's, except per share amounts)

Net sales                                                       $86,814       $93,325             $46,198       $49,430
Cost of products sold                                            71,193        71,711              38,053        37,972
                                                                -------       -------             -------       ------

    Gross profit                                                 15,621        21,614               8,145        11,458

Selling, general and
  administrative expenses                                        14,603        13,943               7,519         7,187
                                                                -------       -------             -------       ------

    Operating income                                              1,018         7,671                 626         4,271

Interest expense, net                                                42           195                   1            79

Other (expense), net                                                (63)          (45)                (18)           (6)
                                                                -------       -------             -------       ------

Income before income taxes                                          997         7,821                 609         4,344

Provision for income taxes                                          350         2,926                 219         1,587
                                                                -------       -------             -------       ------

Net income                                                      $   647       $ 4,895             $   390       $ 2,757
                                                                =======       =======             =======       =======

Net income per share of common stock                            $  0.10       $  0.74             $  0.06       $  0.42
                                                                =======       =======             =======       =======

Weighted average shares (in 000's)                                6,309         6,661               6,254         6,667
                                                                =======       =======             =======       =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DURAKON INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (UNAUDITED)



($ in 000's)                                                     1997     1996
                                                                 ----     ----
Cash flows from operating activities:
  Net income                                                    $   647   $ 4,895
  Adjustment to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                 2,342     3,887
    Loss on sale of property, plant and equipment                    24        --
    Net Increase in other assets                                   (296)       --
    Net Increase in deferred income taxes                           224        --

  Increase (decrease) due to changes in operating assets
  and liabilities:
    Accounts receivable                                              39    (3,962)
    Inventories                                                    (864)   (2,426)
    Prepaid expenses and other current assets                      (363)     (271)
    Accounts payable                                              1,173       (51)
    Accrued expenses and other current liabilities                 (157)   (2,047)
                                                                -------   -------

    Net cash provided by operating activities                     2,769        25
                                                                -------   -------

Cash flows from investing activities:
  Purchases of property, plant and equipment                     (3,480)   (2,251)
  Proceeds from retirement of property, plant and equipment           2       150
                                                                -------   -------

      Net cash used in investing activities                      (3,478)   (2,101)

Cash flows from financing activities:
  Repayment of long-term debt                                      (105)     (714)
  Increase in minority interest, net                                303        59
  Retirement of common stock                                     (5,200)       --
  Cash proceeds from exercise of stock options                      422        --
                                                                -------   -------

      Net cash used in financing activities                      (4,580)     (655)
                                                                -------   -------

Effect of exchange rate changes on cash                               2        11
                                                                -------   -------
Cash and cash equivalents:
  Decrease for the period                                        (5,287)   (2,720)
  Balance, beginning of period                                    8,597    12,757
                                                                -------   -------

  Balance, end of period                                        $ 3,310   $10,037
                                                                =======   =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

     The unaudited condensed consolidated financial statements and related notes should be read in conjunction with the annual consolidated financial statements and notes thereto. Results of operations for interim periods should not be considered as indicative of results to be expected for a full year.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1997, and the results of operations and cash flows for the three and six month periods ended June 30, 1997 and 1996.

Note 2

     The Company is contingently liable under the terms of agreements covering certain of its customers' financing arrangements. The agreements provide for the repurchase of products sold to customers in the event of default by the customer to the financing company. The contingent liability under these agreements was approximately $8.1 million at June 30, 1997.

Note 3

In February 1997, the FASB issued SFAS 128, "Earning Per Share." SFAS 128 supersedes APB 15, "Earnings Per Share," and simplifies the computation of earnings per share ("EPS") by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted average shares outstanding. The new standard requires a dual presentation of basic and diluted EPS. Diluted EPS is similar to "fully diluted" EPS required under APB 15. The Company will adopt the provisions of this statement, as required, for the year ended December 31, 1997. The impact of the adoption of this statement is not expected to be material.

Note 4

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information. The Company will adopt the provisions of both these statements, as required, for the year ended December 31, 1998. At this time, the Company is evaluating the effects these statements will have on its financial reporting and disclosures. The statements will have no impact on the Company's results of operations, financial positions or cash flows.

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

Results of Operations ($ in 000's)

     Net sales for the second quarter declined $3,232 or 7% and by $6,511 or 7% for the six months ended June 30, 1997 compared to the same periods in 1996. Net sales by business segment were:

Net Sales ($ in 000's)



                                Three Months Ended June 30:             Six Months Ended June 30:
                            ------------------------------------      --------------------------------
                                                    % Increase/                           % Increase/
                            1997        1996        (Decrease)        1997        1996     (Decrease)
                            ----        ----        -----------       ----        ----    ------------
Segments:

 Vehicle Accessories       $25,324     $24,026           5%            $46,364     $44,524         4%
 Towing & Recovery          20,874      25,404         (18%)            40,450      48,801       (17%)
                           -------     -------         -----           -------     -------       -----
Total                      $46,198     $49,430         ( 7%)           $86,814     $93,325       ( 7%)
                           =======     =======         ====            =======     =======       =====


     Net sales in the Vehicle Accessories segment increased $1,298 or 5% in the second quarter and $1,840 or 4% during the first six months of 1997 compared to the same periods in 1996. Total bedliner unit volume increased 7% and 8% from the second quarter and first six months of 1996, respectively. In the second quarter of 1997 compared to the same period in 1996, OEM unit volume increased 103% and international unit volume increased 35%, however, aftermarket unit volume decreased 17%. The substantial increase in OEM unit volume is due to the new Ford bedliner business that began late in the first quarter of 1997.
Average net selling prices in the second quarter and year-to-date were down 4% from the last year due to changes in sales mix and competition in the aftermarket. The Company has modestly raised their aftermarket prices twice within the last few months, in March and again in June.

     Net sales in the Towing & Recovery segment decreased $4,530 or 18% in the second quarter and decreased $8,351 or 17% in the first six months, compared to the respective periods in 1996. The decrease for the second quarter reflects a 23% decline in unit sales of equipment and a 27% decline in unit sales of truck chassis. In the second quarter, average net selling prices on equipment sales improved approximately 10% compared to 1996 reflecting sales of the higher priced medium duty models which were not available in 1996. The decline in sales levels for both the quarter and six month periods ended June 30, 1997 from the corresponding periods in 1996 is attributed to competitive pressures, softness in demand and the unusually mild winter, particularly in the northeast.

     Gross margin for the quarter ending June 30, 1997 was $8,145, down $3,313 from the same period last year. The consolidated gross margin percent declined to 18% from 23% in the second quarter of 1996.

Gross Margin ($ in 000's)

                                   Three Months Ended June 30:               Six Months Ended June 30:
                            -------------------------------------       -----------------------------------
                                                      % Increase/                              % Increase/
                            1997         1996          (Decrease)         1997       1996       (Decrease)
                            ----         ----         -----------         ----       ----      ------------
Segments:

 Vehicle Accessories       $5,845      $7,750           (25%)            $10,729     $14,392       (25%)
 Towing & Recovery          2,300       3,708           (38%)              4,892       7,222       (32%)
                           ------     -------           -----            -------     -------       -----
Total                      $8,145     $11,458           (29%)            $15,621     $21,614       (28%)
                           ======     =======           =====            =======     =======       =====


     In the Vehicle Accessories segment, the gross margin percentage was 23% in the second quarter and year-to date of 1997 versus 32% for the comparable periods in 1996. The decrease in gross margin percentage was primarily due to lower average net selling prices and increased resin material costs.

     In the Towing & Recovery segment, the gross margin for the second quarter was $2,300, down $1,408 or 38% from the same period in 1996. For the six months ended June 30, 1997 the gross margin was $4,892, down $2,330 or 32% from
the corresponding period in 1996.   As a percentage of net sales, the gross
margin for the six months ending June 30, 1997 was 12% compared to 15% for the same period in 1996. The reduction in margin percentage is attributable to the lower sales volume which resulted in less favorable absorption of fixed overhead costs.

     Selling, general and administrative expenses (SG&A) were $7,519 for the first quarter of 1997 and $14,603 year-to-date, an increase of 5% from the comparable periods in 1996. As a percentage of net sales, SG&A was 16% in the second quarter ended June 30, 1997 compared to 15% for the same period last year.

Selling, General and Administrative Expenses ($ in 000's)


                              Three Months Ended June 30:             Six Months Ended June 30:
                           ---------------------------------    -------------------------------------

                             1997      1996       % Increase      1997            1996     % Increase
                             ----      ----       ----------      ----            ----     ----------
Segments:

 Vehicle Accessories        $5,205     $5,067          3%         $9,891          $9,852          0%
 Towing & Recovery           2,314      2,120          9%          4,712           4,091         15%
                            ------     ------          --         -------        -------         ---
Total                       $7,519     $7,187          5%         $14,603        $13,943          5%
                            ======     ======          ==         =======        =======         ===


     In the Vehicle Accessories segment, SG&A was $5,205 for the second quarter, an increase of $138 or 3% from the same period in 1996. As a percentage of net sales, SG&A remained even compared to last year, at approximately 21%.

     The SG&A in the Towing & Recovery segment was $2,314 in the second quarter, an increase of $194 or 9% over the corresponding period in 1996. As a percentage of net sales, SG&A was 11% in the second quarter ended June 30, 1997 and 8% during the corresponding quarter in 1996. The increase in SG&A from last year is related to promotional and development costs associated with the introduction of the medium-duty wrecker line.

     Operating income was $626 for the second quarter of 1997, down 85% from the same period last year.

Operating Income ($ in 000's)


                                   Three Months Ended June 30:                    Six Months Ended June 30:
                              ---------------------------------------        ------------------------------------
                                                          % Increase/                                % Increase/
                               1997           1996         (Decrease)         1997          1996      (Decrease)
                               ----           ----         ----------         ----          ----      ----------
Segments:

 Vehicle Accessories          $640           $2,683          ( 76%)          $  838          $4,540        (81%)
 Towing & Recovery             (14)           1,588          (101%)             180           3,131        (94%)
                              -----          ------          ------          ------          ------        -----
Total                         $626           $4,271          ( 85%)          $1,018          $7,671        (87%)
                              =====          ======          ======          ======          ======        =====

     In the Vehicle Accessories segment, operating income was down 76% or $2,043 compared to the second quarter in 1996. The decrease was due to lower net average selling prices, increased resin material costs and slightly higher SG&A costs.

     Operating loss in the Towing & Recovery segment was $14 for the second quarter, down $1,602 from an operating income of $1,588 in the same period a year ago. The decrease is directly attributable to reduced sales volume.

     For the second quarter of 1997, net interest income was $1 versus $79 for the second quarter last year. For the six months ended June 30, 1997 net interest income was $42 compared to $195 for the same period in 1996. The decline for the comparable quarter and year-to-date reflects lower average cash balances.

     Net other expense was $18 in the second quarter ended June 30, 1997, compared to $6 in the same period a year ago. Year-to-date net other expense was $63 in 1997 compared to $45 in 1996. Net other expense includes
(gain)/loss on disposal of assets, currency translation and minority interest in the Company's Mexican subsidiary.

     The provision for income taxes reflects effective tax rates of 36% and 35% for the second quarter and six months ended June 30, 1997, respectively, compared to 36% and 37% for the same periods in 1996. The 1997 effective tax rate includes provisions for state income taxes, the statutory rate of 35% for federal income taxes and lower tax rate of our international operation.

LIQUIDITY AND CAPITAL RESOURCES

     In the second quarter 1997, cash provided by operating activities totaled $2,769 versus cash provided of $25 in the second quarter of 1996. The major change in cash was due to higher accounts payable balances, offset by increased inventory spending to support new business. The Company has a $20 million unsecured revolving credit agreement with Comerica Bank which expires June 30, 2000. Four standby letters of credit totaling $950 reduced the available borrowing capacity to $19,050 at June 30, 1997.

                          PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company was held on May 20, 1997. At the annual meeting, David S. Aronow, Phillip Wm. Fisher, Richard J. Jacob, James P. Kelly, Robert M. Teeter and David W. Wright were elected as directors of the Company to serve until the 1998 Annual Meeting of Shareholders or until their successors are elected and qualified.


                                             Votes
                                             -----
                                                    Authority
                         Name             For       Withheld
                   ------------------  -----------  ---------
                   David S. Aronow     4,530,582    516,513
                   Phillip Wm. Fisher  4,533,157    513,938
                   Richard J. Jacob    4,532,907    514,188
                   James P. Kelly      4,533,157    513,938
                   Robert M. Teeter    4,532,907    514,188
                   David W. Wright     4,533,157    513,938

     There were 1,488,000 votes cast in connection with the election of the directors at the Annual Meeting.

                                   SIGNATURES


Pursuant to the requirement to the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Durakon Industries, Inc.
                                      (Registrant)



Date: August 12, 1997                 /s/ David W. Wright
                                      ------------------------------------
                                      David W. Wright, President and
                                      Chief Executive Officer




                                      /s/ Christine Bazan Kocik
                                      ------------------------------------
                                      Christine Bazan Kocik
                                      Acting Accounting Officer

                                 EXHIBIT INDEX


Exhibit #      Description
----------     -----------

Item 6 (b)     Exhibits and reports on form 8-K

               No reports on form 8-K have been filed during the quarter ended June 30, 1997.


Exhibit 11 Calculation of earnings per share for the three months and six months ended June 30, 1997 and 1996.

Exhibit 27     Financial Data Schedule