Form 10-Q
period 1997-09-30
DURAKON INDUSTRIES INC
filed 1997-11-14
CIK 748792

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________

                         Commission file number 0-13601

                            DURAKON INDUSTRIES, INC.

               Incorporated under the       IRS Employer ID No.:
               laws of Michigan               38-2492342

                              2101 N. Lapeer Road
                            Lapeer, Michigan  48446

                                 (810) 664-0850


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such
filing requirements for the past 90 days    Yes   X    No
                                                 ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, without par value; as of November 14, 1997:  6,245,292



==============================================================================

                            DURAKON INDUSTRIES, INC.

                                     INDEX




                                                                             PAGE
                                                                            NUMBER
PART I  Financial Information

        Condensed consolidated balance sheets - September 30, 1997 and
        December 31, 1996.                                                    3-4

        Condensed consolidated statements of operations - three months and
        nine months ended September 30, 1997 and 1996.                         5

        Condensed consolidated statements of cash flows - nine months ended
        September 30, 1997 and 1996.                                           6

        Notes to condensed consolidated financial statements.                  7-8
        Management's discussion and analysis of financial condition and
        results of operations.                                                9-13


PART II  Other Information.

         Item 6(b) Exhibits and Reports on Form 8-K.                            13

         Signatures                                                             14

                           DURAKON INDUSTRIES, INC.
                   CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                 (UNAUDITED)



                                                                 September 30, December 31,
($ in 000's)                                                         1997          1996
                                                                 ------------- ------------
                              ASSETS

Current assets:
  Cash and equivalents                                                $2,790       $8,597
  Accounts receivable, less allowances of $952 and $637               20,113       20,175
  Inventories:
      Raw materials and work in process                                7,690        8,722
      Finished goods                                                  10,794        9,705
                                                                 ------------- ------------
        Total inventories                                             18,484       18,427

  Prepaid expenses and other                                           1,951        2,005
  Deferred income taxes                                                2,168        2,245
                                                                 ------------- ------------

        Total current assets                                          45,506       51,449

Property, plant and equipment, net                                    22,491       20,754
Goodwill                                                              10,770       11,278
Patents, net                                                             304          406
Other assets                                                              67          192
                                                                 ------------- ------------
                                                                     $79,138      $84,079
                                                                 ============= ============




The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DURAKON INDUSTRIES, INC.
                   CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                 (UNAUDITED)




                                                                 SEPTEMBER 30,  DECEMBER 31,
($ in 000's)                                                         1997           1996
                                                                 -------------  ------------

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                  $182         $251
  Accounts payable                                                     9,084        9,940
  Other current liabilities                                            6,353        6,108
                                                                 -------------  ------------

        Total current liabilities                                     15,619       16,299

Long-term debt                                                           747          795
Deferred income taxes                                                    982        1,050
Minority interest                                                        587          175
                                                                 -------------  ------------

        Total liabilities                                             17,935       18,319
                                                                 -------------  ------------

Shareholders' equity:
  Preferred stock, $1 par value - 100,000 shares
      authorized; none issued                                         ---          ---

  Common stock, without par value - 15,000,000 shares
     authorized; 6,245,292 and 6,565,292 shares issued and
     outstanding                                                      17,244       21,820
  Accumulated translation adjustment                                    (283)        (289)
  Retained earnings                                                   44,242       44,229
                                                                 -------------  ------------

        Total shareholders' equity                                    61,203       65,760
                                                                 -------------  ------------

                                                                     $79,138      $84,079
                                                                 =============  ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DURAKON INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                 NINE MONTHS ENDED       THREE MONTHS ENDED
($ in 000's, except                SEPTEMBER 30,            SEPTEMBER 30,
per share amounts)              -------------------     --------------------
                                  1997       1996         1997        1996
                                --------   --------     --------    --------

Net sales                       $132,023   $139,578      $45,209     $46,253
Cost of products sold            109,660    108,724       38,467      37,013
                                --------   --------      -------     -------
   Gross profit                   22,363     30,854        6,742       9,240

Selling, general and
 administrative expenses          22,235     20,451        7,632       6,508
                                --------   --------      -------     -------

   Operating income/(loss)           128     10,403         (890)      2,732

Interest income, net                  44        519            2         324

Other (expense), net                (175)       (64)        (112)        (19)
                                --------   --------      -------     -------


Income/(loss) before
 income taxes                         (3)    10,858       (1,000)      3,037

Provision for income
 taxes/(benefit)                     (16)     4,031         (366)      1,105
                                --------   --------      -------     -------


Net income/(loss)                    $13     $6,827        ($634)     $1,932
                                ========   ========      =======     =======


Net income/(loss) per share
 of common stock                   $0.00      $1.03       ($0.10)      $0.29
                                ========   ========      =======     =======

Weighted average
 shares (in 000's)                 6,304      6,641        6,287       6,671
                                ========   ========      =======     =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DURAKON INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (UNAUDITED)


($ in 000's)                                                                                      1997          1996
                                                                                                --------      --------
Cash flows from operating activities:
    Net income                                                                                      $13        $6,827
    Adjustment to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                               3,581         4,937
      Loss on sale of property, plant and equipment                                                  33            --
      Net Increase in other assets                                                                  125            31
      Net Increase in deferred income taxes                                                         273           341

    Increase (decrease) due to changes in operating assets and liabilities:
      Accounts receivable                                                                            62        (4,101)
      Inventories                                                                                   (57)       (4,563)
      Prepaid expenses and other current assets                                                      54          (641)
      Accounts payable                                                                             (856)        1,867
      Accrued expenses and other current liabilities                                                245        (1,036)
                                                                                                --------      --------


        Net cash provided by operating activities                                                 3,473         3,662
                                                                                                --------      --------


Cash flows from investing activities:
     Purchases of property, plant and equipment                                                  (4,743)       (3,606)
     Proceeds from sale of property, plant and equipment                                              2           150
                                                                                                --------      --------

        Net cash used in investing activities                                                    (4,741)       (3,456)

Cash flows from financing activities:
    Repayment of long-term debt                                                                    (117)       (1,756)
    Increase in minority interest, net                                                              412            88
    Retirement of common stock                                                                   (5,200)           --
    Cash proceeds from exercise of stock options                                                    360           146
                                                                                                --------      --------

        Net cash used in financing activities                                                    (4,545)       (1,522)
                                                                                                --------      --------

Effect of exchange rate changes on cash                                                               6            11
                                                                                                --------      --------

Cash and cash equivalents:
    Decrease for the period                                                                      (5,807)       (1,305)
    Balance, beginning of period                                                                  8,597        12,757
                                                                                                --------      --------


    Balance, end of period                                                                       $2,790       $11,452
                                                                                                ========      ========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1
     The unaudited condensed consolidated financial statements and related notes should be read in conjunction with the annual consolidated financial statements and notes thereto. Results of operations for interim periods should not be considered as indicative of results to be expected for a full year.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1997, and the results of operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996.

Note 2
     The Company is contingently liable under the terms of agreements covering certain of its customers' financing arrangements. The agreements provide for the repurchase of products sold to customers in the event of default by the customer to the financing company. The contingent liability under these agreements was approximately $7.4 million at September 30, 1997.

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

Note 3 continued
     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will adopt the provisions of both these statements, as required, for the year ended December 31, 1998. At this time, the Company is evaluating the effects these statements will have on its financial reporting and disclosures. The statements will have no impact on the Company's results of operations, financial positions or cash flows.

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

Results of Operations ($ in 000's)
Net Sales
     Net sales for the third quarter declined $1,044 or 2% and $7,555 or 5% for the nine months ended September 30, 1997 compared to the same periods in 1996. Net sales by business segment were:


                                ($ in 000's)                      ($ in 000's)
                      Three Months Ended September 30: Nine Months Ended September 30:
                      -------------------------------- -------------------------------
                                      % Increase/                         % Increase/
                        1997     1996 (Decrease)         1997      1996   (Decrease)

Segments:

 Vehicle Accessories  $23,001  $21,176    9%            $69,365   $ 65,700      6%
 Towing & Recovery     22,208   25,077  (11%)            62,658     73,878    (15%)
                      -------  -------  -----          --------   --------    -----
Total                 $45,209  $46,253  ( 2%)          $132,023   $139,578    ( 5%)
                      =======  =======  =====          ========   ========    =====

     Net sales in the Vehicle Accessories segment increased $1,825 or 9% in the third quarter and $3,665 or 6% during the first nine months of 1997 compared to the same periods in 1996. Total bedliner unit volume increased 9% and 8% from the third quarter and first nine months of 1996, respectively. In the third quarter of 1997 compared to the same period in 1996, OEM unit volume increased 86% and international unit volume increased 32%; however, aftermarket unit volume decreased 15%. The substantial increase in OEM unit volume is due to the new Ford bedliner business that began late in the first quarter of 1997. Average net selling prices were down 2% in the third quarter and down 4% year-to-date versus last year due to competition in the aftermarket and changes in sales mix. The Company modestly raised its aftermarket prices twice, in 1997 in March and again in June.
     Net sales in the Towing & Recovery segment decreased $2,869 or 11% in the third quarter and
                                     - 9 -
decreased $11,220 or 15% in the first nine months, compared to the respective periods in 1996. The decrease for the third quarter reflects a 5% decline in unit sales of equipment and a 17% decline in unit sales of truck chassis. In the third quarter, average net selling prices on equipment sales improved approximately 14% compared to 1996 reflecting sales of the higher priced medium duty models, which were not available in 1996. The decline in sales levels for both the quarter and nine month periods ended September 30, 1997 versus corresponding periods in 1996 is primarily attributed to competitive pressures and softness in demand which the Company believes is a result of the unusually mild winter of 1996/1997.

Gross Margin

     Gross margin for the quarter ending September 30, 1997 was $6,742, down $2,498 from the same period last year. The consolidated gross margin percent declined to 15% from 20% in the third quarter of 1996.


                               ($ in 000's)               ($ in 000's)
                  Three Months Ended September 30: Nine Months Ended September 30:
                  -------------------------------- -------------------------------
                       1997    1996  % Decrease       1997      1996  % Decrease
                       ----    ----  ----------       ----      ----  ----------
Segments:
 Vehicle Accessories  $4,383  $ 5,812   (25%)        $15,112   $20,204  (25%)
 Towing & Recovery     2,359    3,428   (31%)          7,251    10,650  (32%)
                      ------  -------  ------        -------   -------  -----
Total                 $6,742  $ 9,240   (27%)        $22,363   $30,854  (28%)
                      ======  =======  ======        =======   =======  =====


     In the Vehicle Accessories segment, the gross margin percentage was 19% in the third quarter and 22% year-to-date versus 27% and 31% for the comparable periods in 1996. The decrease in gross margin percentage is due in part to lower net average selling prices. In the third quarter of 1997, the Company recorded $1.3 million in inventory adjustments in its vehicle accessories segment, after taking a complete physical inventory at each location.
     In the Towing & Recovery segment, the gross margin for the third quarter was $2,359, down $1,069 or 31% from the same period in 1996. For the nine months ended September 30, 1997 the gross margin was $7,251, down $3,399 or 32%
from the corresponding period in 1996.   As a percentage of net sales, the
gross margin for the nine months ending September 30, 1997 was 12% compared to 14% for the same period in
                                     - 10 -

1996. The reduction in margin percentage is attributable to the lower sales volume.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) were $7,632 for the third quarter of 1997, an increase of 17% from the comparable period in 1996. As a percentage of net sales, SG&A was 17% in the third quarter ended September 30, 1997 compared to 14% for the same period last year. Year-to-date SG&A were $22,235, an increase of 9% from the comparable period in 1996.


                               ($ in 000's)               ($ in 000's)
                  Three Months Ended September 30: Nine Months Ended September 30:
                  -------------------------------- -------------------------------
                       1997    1996  % Increase       1997      1996  % Increase
                       ----    ----  ----------       ----      ----  ----------
Segments:
 Vehicle Accessories  $5,386  $4,596     17%         $15,277   $14,448     6%
 Towing & Recovery     2,246   1,912     17%           6,958     6,003    16%
                      ------  ------  ------         -------   -------    ---
Total                 $7,632  $6,508     17%         $22,235   $20,451     9%
                      ======  ======  ======         =======   =======    ===



     In the Vehicle Accessories segment, SG&A was $5,386 for the third quarter, an increase of $790 or 17% from the same period in 1996. As a percentage of net sales, SG&A was 23% in the third quarter ended September 30, 1997 compared to 22% during the corresponding quarter in 1996. The increase in SG&A in the Vehicle Accessories segment is primarily due to legal and professional fees. The increase in professional fees relates largely to the Company's profit improvement program, the results of which will not be realized until future periods.
     The SG&A in the Towing & Recovery segment was $2,246 in the third quarter, an increase of $334 or 17% over the corresponding period in 1996. As a percentage of net sales, SG&A was 10% in the third quarter ended September 30, 1997 and 8% during the corresponding quarter in 1996. The increase in SG&A in the Towing & Recovery segment is primarily due to increased promotional activities.

Operating Income/(Loss)
     Operating loss was $890 for the third quarter of 1997, down 133% from the same period last year.

                               ($ in 000's)               ($ in 000's)
                  Three Months Ended September 30: Nine Months Ended September 30:
                  -------------------------------- -------------------------------
                       1997      1996  % Decrease       1997      1996  % Decrease
                       ----      ----  ----------       ----      ----  ----------
Segments:
 Vehicle Accessories  ($1,003)  $1,216   (182%)        ($165)    $5,756    (97%)
 Towing & Recovery        113    1,516   ( 93%)          293      4,647    (94%)
                      --------  ------  -------        ------   -------    -----
Total                   ($890)  $2,732   (133%)         $128    $10,403    (99%)
                      ========  ======  =======        ======   =======    =====


     The operating loss in the Vehicle Accessories segment was $1,003 for the third quarter, down $2,219 from an operating income of $1,216 in the same period a year ago. The decrease was due to lower net average selling prices, inventory adjustments and higher SG&A expenses.
     The operating income in the Towing & Recovery segment was $113 for the third quarter, down $1,403 from an operating income of $1,516 in the same period a year ago. The decrease is directly attributable to reduced sales volume and higher SG&A expenses.
     For the third quarter of 1997, net interest income was $2 versus $324 for the third quarter last year. For the nine months ended September 30, 1997 net interest income was $44 compared to $519 for the same period in 1996. The decline for the comparable quarter and year-to-date reflects lower average cash balances.
     Net other expense was $112 in the third quarter ended September 30, 1997, compared to $19 in the same period a year ago. Year-to-date net other expense was $175 in 1997 compared to $64 in 1996. Net other expense includes
(gain)/loss on disposal of assets, currency translation and minority interest in the Company's Mexican subsidiary.
     The provision for income taxes reflects an effective tax rate of 37% for the third quarter ended September 30, 1997, compared to 36% for the same period in 1996. The 1997 effective tax rates for the third quarter and nine months ended Setember 30, 1997, include provisions for state income taxes, the statutory rate of 35% for federal income taxes and a lower tax rate for the Company's international operation.

LIQUIDITY AND CAPITAL RESOURCES
     In the third quarter 1997, cash provided by operating activities totaled $3,473 compared to $3,662 in the third quarter of 1996. The most significant utilization of cash in 1997 was the repurchase of $5,200 in common stock during the first quarter of 1997. The Company has a $20 million unsecured revolving credit agreement with Comerica Bank, which expires June 30, 2000. Four standby letters of credit totaling $950 reduced the available borrowing capacity to $19,050 at September 30, 1997.



                          PART II - OTHER INFORMATION



Item 6 (b)  Exhibits and reports on form 8-K

            No reports on form 8-K have been filed during the quarter ended September 30, 1997.



                                 EXHIBIT INDEX

Exhibit #    Description
----------   -----------
Exhibit 11   Calculation of earnings per share for the three months and nine months ended September 30, 1997 and 1996.

Exhibit 27   Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirement to the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Durakon Industries, Inc.
                            (Registrant)



Date: November 14, 1997
                            /s/ David W. Wright
                            ------------------------------
                            David W. Wright, President and
                            Chief Executive Officer




                            /s/ Christine Bazan Kocik
                            ------------------------------
                            Christine Bazan Kocik
                            Acting Accounting Officer

                              INDEX TO EXHIBITS


EXHIBIT NO.               DESCRIPTION
-----------               -----------

  11 Calculation of earnings per share for the three months and nine months ended September 30, 1997 and 1996.

  27                      Financial Data Schedule