Form 10-K405
period 1997-12-31
DURAKON INDUSTRIES INC
filed 1998-03-30
CIK 748792

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1997

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

        The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 20, 1998, computed by reference to the last sale price for such stock on that date as reported on the Nasdaq National Market System, was $40,273,454.

        At March 20, 1998, the number of shares outstanding of the registrant's Common Stock, without par value, was 6,245,292.

        Portions of the registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.


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

        Vehicle Accessories Segment. This segment's principal product is a one-piece, seamless pickup truck bedliner, custom engineered and molded in various sizes to fit most domestic and foreign pickup trucks. A matching protector is supplied with each bedliner to protect the truck's tailgate. Bedliners are constructed of high-density polyethylene plastic, and are designed to protect the entire bed area including the floor, front panel and sidewalls. The Company markets bedliners under the Duraliner(R), AllStar(R) and Bodygard(R) brand names and also manufactures for private labels. Purchasers of the Duraliner(R) product also receive proprietary cargo restraining board pockets (Duraloc(TM)), two tier stacking capability and other premium features.

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

        The Company also manufactures and markets the DuraSport(TM) cargo liner, a protective liner for back interiors of sport utility vehicles; van liners to protect the interiors of cargo vans; chassis cab covers and combination storage and protective trays for the back of vans, sport utility vehicles and passenger car trunks. Other products manufactured for the company on a proprietary basis include the Durasport(TM) bedmat, a rubber mat designed to protect the floor area of pickup truck beds; DuraTrunk(R), a high density polyethylene plastic storage container; and DuraSport(TM) steps and running boards for pickup trucks and sport utility vehicles constructed of polyurethane.

        The Company also distributes products through its Duraliner USA network, which consists of eight warehouses located throughout the country. In addition to products manufactured by and for the Company, Duraliner USA also sells and distributes a variety of other accessories such as hood protectors, bumpers and tonneau covers manufactured by other companies.

        Towing & Recovery Segment. Through its wholly-owned subsidiary Jerr-Dan Corporation ("Jerr-Dan"), the Company manufactures and distributes rollback carriers and tow trucks for use in the vehicle transportation, towing and recovery industry.

        Rollback carriers are fabricated from aluminum, steel and wood to provide platforms, which hydraulically tilt to allow a vehicle to be loaded thereon for transportation. Carriers equipped with a towbar attachment can tow an additional vehicle behind the unit. Some models are also available with an optional platform above the driver's cab enabling an additional vehicle to be transported. The Wrangler(TM), Shark(TM), Vector(TM), Rustler(TM), Elite(TM), and Stingray(TM) models are designed for transporting automobiles and light-duty vehicles, while the Transporter(TM) and Super Series(TM) models, with deck capacities up to 30,000 pounds, can also transport heavy equipment. Rollback carriers are typically purchased by salvage dealers, towing companies, automobile dealers, industrial equipment distributors, and antique and race car owners.

        Jerr-Dan also manufactures and markets towing and recovery equipment. These products lift disabled vehicles by their wheels for general towing applications. Wheel-lift trucks have supplanted the conventional hook and sling equipment by providing for damage-free towing to vehicles with plastic front-end components and/or front-wheel drive. Jerr-Dan's medium and heavy-duty units are equipped with frame-fork attachments to enable a disabled vehicle to be picked up by its front axle. Units are customarily supplied with boom and winch features for use in vehicle recovery applications. Jerr-Dan's towing and recovery line includes the HPL(TM), HDL(TM), Powergrid(TM), and DeWalt(TM) models.

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

OTHER CORPORATE MATTERS

        Employment. At December 31, 1997, the Company and its subsidiaries employed 847 persons. Approximately 29% of its employees are covered by a collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America. The most recent agreement was ratified by the union on March 4, 1997, expires February 29, 2000, and covers 249 employees at the Lapeer, Michigan plant.

        Significant Customers. No one customer accounts for more than 10% of consolidated net sales and no material part of the Company's business is dependent upon a single customer.

        Competition. In the opinion of management, the competitive factors in each industry in which the Company and its subsidiaries operate include brand recognition, total quality, marketing support, price, customer service, prompt delivery and reputation. The Company emphasizes all of these factors in its operating strategy.

        The Vehicle Accessories segment markets its products worldwide to original equipment manufacturers and to independent aftermarket distributors. The Company's primary competitor in all of these markets is Penda Corporation, a privately owned company headquartered in Portage, Wisconsin. While no market data is readily available, the Company believes it has the largest share of the market for pickup truck bedliners. There are many other manufacturers of pickup truck bedliners but the Company believes that none of them maintains a market share comparable to the Company or Penda.

        In the Towing & Recovery segment, the Company primarily sells in North America. While the Company is not aware of any source of market data on this industry, it believes that Miller Industries, Inc., a publicly held company headquartered in Atlanta, Georgia has the largest market share. There are several smaller manufacturers of towing and recovery equipment. The Company believes it maintains the second largest market share in the towing and recovery industry.

        Patents. The Company has a policy of filing patent applications for its important product designs and manufacturing methods. The patents the Company considers most valuable expire after 1999.

        Backlogs. Neither the Vehicle Accessories segment nor the Towing & Recovery segment maintain a sales backlog as sales orders are generally filled within one month.

        Raw Materials. Raw materials used in the production of the Company's products are available from several sources. Management believes that its present sources and adequate replacement sources will be available to meet the Company's anticipated demand for the foreseeable future. High-density polyethylene resin, which is the principal raw material of the Vehicle Accessories segment, is subject to significant price fluctuation.

        Regulatory Requirements. The Company, as a manufacturer utilizing plastic substances, is subject to provisions of state and federal laws governing discharges of pollutants into the environment and the exposure of employees to harmful substances. The Company believes that it is currently in compliance with such applicable provisions and that continued compliance will not require material capital expenditures.

ITEM 2.  PROPERTIES ($ in 000's)

        Vehicle Accessories Segment. The Company has two domestic manufacturing locations for pickup truck bedliners. The largest one is owned, the other facility is leased. The owned facility is a 326,800 square foot building complex on 135 acres of land in Lapeer, Michigan. This facility also houses the Company's warehouse facility, distribution center and administrative offices. The leased facility is 102,000 square feet on 7 acres of land in Clinton, Tennessee. The lease expires in 2003; rental under this lease was approximately $255 in 1997.

Additional warehousing space of 20,000 square feet is leased in Greenbrier, Tennessee to provide inventory availability for the Ford business.

        The Company's Mexican subsidiary leases a 46,692 square foot manufacturing facility in Lerma, Mexico. Rental under this lease agreement was $116 during 1997.

        The Company has 8 leased locations, which operate under the name "Duraliner U.S.A." that are primarily used as wholesale distribution centers. These facilities, located in City of Industry, California; Ft. Lauderdale and Lakeland, Florida; New Orleans, Louisiana; Westland, Michigan; Ft. Worth and Houston, Texas; and Charleston, West Virginia, have approximately 9,000 to 21,000 square feet per location. Aggregate rentals under these leases were approximately $435 in 1997. The expiration dates for these leases range from 1997 to 2002.

        In June 1997, the Company entered into a joint venture with respect to its Stockton, California wholesale distribution center to operate as "Duraliner of California". In December 1997, the Springfield, Massachusetts warehouse was closed with distribution in the territory contracted to a dedicated warehouse operated by a third-party logistics firm.

        Towing & Recovery Segment. The Company owns a 112,000 square foot manufacturing facility located on 12.5 acres of land in Greencastle, Pennsylvania. This location also houses storage facilities and administrative offices.

        The Company leases two additional manufacturing and assembly facilities in Greencastle, Pennsylvania. A 126,000 square foot manufacturing building on 10 acres has an annual rent of $360 with a lease expiration of June 30, 2011. An assembly location of approximately 6,000 square feet with an annual rent of $25 is leased on a month-to-month basis.

        The Company also leases a manufacturing location in Channelview, Texas. This facility is approximately 13,000 square feet at an annual rent of $50. The lease expires November 30, 1999. In December 1997, the company decided to transfer manufacturing operations of its DeWalt Division to Greencastle, Pennsylvania. The Company is negotiating to terminate the lease in Channelview.

        Additional warehousing and assembly space of 60,000 square feet is leased in Las Vegas, Nevada to provide inventory availability for Jerr-Dan's western distributors. Annual rent is $336 in 1997 and $349 thereafter. This lease expires July 31, 2000.

        Adequacy of Facilities and Production Capacity. In the opinion of management, the facilities and manufacturing capacity for both business segments are adequate to operate at current market conditions. In 1997, the company recognized a need for additional warehouse space to accommodate new business in the Towing and Recovery segment.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is engaged from time to time in various litigation incident to both segments of its business. Much of such litigation is covered in whole or in part by insurance. Management of the Company believes that the Company is not at present a party to any legal proceedings, which if decided in a manner adverse to the Company, would be likely to have a material adverse effect on the Company's results of operations or financial condition. The Company is a party to the class action lawsuits described below.

Class Action Lawsuits

         In the fourth quarter of 1996 and the first quarter of 1997, nine class action lawsuits were filed in state and federal courts against the Company and various other manufacturers of pickup truck bedliners. The cases are Jude Vanderhoff, et al. v. Durakon Industries, Inc., et al., filed in the Circuit Court of Jefferson County, Kentucky on February 6, 1997; James S. Sherman et al.
v. Durakon Industries, Inc., et al., filed in the Common Pleas Court of Montgomery County, Ohio on January 23, 1997; Tennyson Smith, et al. v. Durakon Industries, Inc., et al., filed in the Circuit Court of Greene County, Alabama on November 7, 1996; Mary Ann Boyer, et al. v. Durakon Industries, Inc., et al., filed in the United States District Court for the Southern District of Florida on November 8, 1996; Susan Stricklett, et al. v. Durakon Industries, Inc., et al., filed in Champaign County, Illinois on November 7, 1996; Joseph Jetton, et al. v. Durakon Industries, Inc., et al., filed in the United States District Court for the Eastern District of Missouri on November 8, 1996; Jimmy E. Brown, et al. v. Durakon Industries,

Inc., et al., filed in the United States District Court for the Southern District of Mississippi, Hattiesburg Division on November 6, 1996; Jon Brown
v. Durakon Industries, Inc., filed in the United States District Court for the Northern District of Texas on February 10, 1997; and William Earl Crabtree, et al. v. Durakon Industries, Inc., et. al., filed in the United States District Court for the Middle District of Louisiana on November 13, 1996.

         The foregoing cases are purportedly brought on behalf of all owners of pickup truck bedliners made by the defendant manufacturers. None of these cases seek damages for personal injuries. The complaints allege that the bedliners manufactured by the defendants are defective and unreasonably dangerous because the bedliners supposedly prevent the discharge of static electricity which can accumulate on or in portable fuel containers and thereby create the potential for an explosion if a container is filled with fuel while sitting on a bedliner. The complaints allege that the defendants were aware of the alleged danger but failed to provide a proper warning. The complaints filed in these cases, while not identical, raise substantially similar legal theories, primarily claims of breach of warranty, fraudulent misrepresentation, negligent misrepresentation, negligence and strict liability in tort. The plaintiffs seek damages in unspecified amounts and equitable relief, including a recall and replacement of all bedliners, or a refund, and notification to all bedliner owners of the purported danger. The complaints either request punitive damages or reserve the right to seek punitive damages at a later date. The complaints all seek an award of attorney's fees and costs.

         On March 20, 1997, the United States District Court for the Southern District of Mississippi, Hattiesburg Division, entered an Order Conditionally Certifying Class for Settlement Purposes, Designating Class Counsel, Staying Discovery and Pending Motions and Issuing Injunction in the Jimmy Brown case (the "Order"). Pursuant to the Order, the court has (i) conditionally certified the class for settlement purposes only and has stayed discovery and motions, except for certain limited activities, in the Jimmy Brown case, (ii) enjoined all members of the class and their attorneys from filing, commencing, continuing or otherwise participating in any lawsuit based on or relating to the facts and circumstances underlying the claims and causes of action set forth in the Jimmy Brown lawsuit. In connection with the entry of the Order, the Vanderhoff, Sherman and Jon Brown cases have been dismissed without prejudice and the parties to the Smith, Boyer, Stricklett, Jetton, and Crabtree cases have jointly requested the courts in those cases to stay all discovery and motion practice pending the completion of settlement negotiations among the parties.

         The Company believes the claims in these lawsuits are without merit and it has specifically denied any fault or omission or any liability or violation of the law in connection with the claims asserted therein. However, due to the uncertainties of litigation, especially where jury trials are involved, and the cost and distraction of defending multiple lawsuits in various jurisdictions, the Company has determined that it would be in its best interest to explore the possibility of settlement. The court's reason for entering the Order was for the limited purpose of allowing the parties to enter into settlement negotiations. The Order will remain effective for 90 days from the date it was entered or for such longer time as the parties, in the discretion of the court, are engaged in meaningful settlement discussions. If a settlement is reached, it will be subject to approval by the court. Any defendant may withdraw from the conditional certification after obtaining leave of the court, which may be granted without a showing of cause. The withdrawal of any defendant will not affect the conditional certification with respect to the remaining parties.

         While settlement negotiations are continuing, there can be no assurance that a settlement will be reached. In the event that settlement negotiations should terminate, or if a settlement agreed to by the parties were not approved by the court, the Company intends to vigorously defend these lawsuits.


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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol "DRKN". The following table sets forth the high and low sale prices reported on the Nasdaq Stock Market for the quarterly periods indicated:

 1997                                    1996
Quarter           High        Low       Quarter    High      Low
-------           ----        ---       -------    ----      ---
First            $15        $10 3/4     First     $13        $11 1/2
Second            11 1/2      9 1/4     Second     14 3/4     12 1/4
Third              9 1/2      8 1/2     Third      15         11 3/4
Fourth             9 3/4      7 3/4     Fourth     13 1/4     12

        On March 20, 1998, the last available sale price for shares of the Common Stock of the Company, as reported on the Nasdaq Stock Market, was $8.813 As of such date, the approximate number of record holders of the Common Stock was 341.

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

                                          1997       1996       1995 (1)     1994        1993 (2)
                                          ----       ----       ----         ----        ----
($ in 000's, except per
 share amounts)

OPERATIONS STATEMENT DATA:
Net sales                               $179,908    $183,628    $172,051    $144,483    $105,738
Operating income                             735      13,133       5,171      19,487      14,937
Interest income/(expense), net                69         629         358         427         195
Net income                                 1,103       8,904       2,299      12,101      11,974
Net income per common share - Basic          .18        1.36         .35        1.86        1.85
Net income per common share - Diluted        .18        1.34         .35        1.82        1.82

BALANCE SHEET DATA:
Working capital                         $ 31,681    $ 35,150    $ 25,696    $ 25,539    $ 27,769
Total assets                              83,092      84,079      78,869      75,542      56,224
Long-term obligations                        554         795       1,572       2,641         446
Shareholders' equity                      62,286      65,760      56,556      54,237      41,673

PERCENTAGES AND RATIOS:
Gross profit                                16.9%       21.6%       21.1%       29.0%       31.9%
Return on sales                               .6%        4.8%        1.3%        8.4%       11.3%
Current ratio                                2.7         3.2         2.3         2.4         2.9

Ratio of long-term debt to
    total capitalization                     .01         .01         .03         .05         .01

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion relating to the three years ended December 31, 1997, should be read in conjunction with the Company's Consolidated Financial Statements and related Notes:

        CORPORATE DEVELOPMENT. ($ in 000's) In December of 1997, Jerr-Dan closed its Channelview, Texas manufacturing facility. Production of the DeWalt(TM) heavy-duty towing and recovery vehicles has been moved to the Greencastle, Pennsylvania location. A $289 pre-tax charge was recorded in the fourth quarter of 1997 to provide for anticipated costs to transfer the DeWalt operation in Channelview to Greencastle, PA.

        In January of 1997, the Vehicle Accessories segment was awarded the Ford service parts business. The company distributes light truck bedliners to Ford dealerships in the United States, Canada and Mexico, through owned and non-owned distribution centers. The contract will be up for renewal December 31, 2000.

        In July of 1996, Jerr-Dan leased approximately 126,000 square feet of additional manufacturing space to accommodate the production of its new medium-duty towing vehicle. The addition of the medium-duty towing vehicle model to its product line enables the Company to offer a full range of towing and recovery equipment to its distributors. Several innovative and patentable features are incorporated into this new product including an industry-first corrosion-resistant composite body.

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


        NET SALES. ($ in 000's) The following table summarizes net sales by business segment for the last three years:


Segment                  1997         %                  1996        %                1995        %
-------                  ----         -                  ----        -                ----        -
Vehicle Accessories    $ 92,250         51%           $ 85,109         46%        $ 81,684         47%
Towing & Recovery        87,658         49%             98,519         54%          90,367         53%
                       --------        ---            --------        ---         --------        ---
               Total   $179,908        100%           $183,628        100%        $172,051        100%
                       ========        ===            ========        ===         ========        ===

        Net sales decreased 2% to $179,908 in 1997 versus 1996. In 1996 sales increased 7% or $11,577 compared to 1995.

        In the Vehicle Accessories segment net sales increased $7,141 or 8% from 1996. Bedliner unit sales increased 11.7% from the prior year primarily due to the Ford business. Ford provided an increase in OEM unit volume of 97% versus 1996. International unit sales increased by 52% in 1997 compared to 1996. Aftermarket unit sales decreased 16% in 1997 compared to 1996. Average bedliner net selling prices were down 2.6% from 1996 due to the increased domestic aftermarket competition and OEM-Ford volume, which carries a lower selling price than aftermarket. In 1996, sales increased $3,425 or 4% from 1995. Bedliner unit sales increased 12.5% from 1995. International unit sales increased 21% in 1996 compared to 1995. Average bedliner net selling price was down 6.2% from 1995.

        In the Towing & Recovery segment, 1997 net sales decreased $10,861 or 11% from 1996. The decrease reflects a 7% decline in sales of manufactured equipment and service and a 14% decline in sales of truck chassis. Unit sales of rollback carriers decreased by 18% while the decrease in unit sales of tow vehicle bodies was 5%. Average net selling prices for rollback carriers were 2% higher in 1997 than in 1996, primarily due to sales mix. Average net selling prices of tow vehicle bodies were 22% higher in 1997 than in 1996 reflecting a greater proportion of sales of medium-duty tow vehicle bodies. There were no sales price increases in 1997. In 1996, sales increased $8,152 or 9% from 1995. The increase reflects a 10% improvement in sales of manufactured equipment and an 8% rise in sales of truck chassis. Unit sales of rollback carriers increased by less than 1% while the increase in unit sales of tow vehicle bodies increased by 8%. Average selling prices for rollback carriers were higher by 4% in 1996 as compared to 1995. Average tow vehicle bodies equipment selling prices increased by 20% in 1996 over 1995 reflecting increased sales of medium and heavy-duty models.

     GROSS PROFIT. ($ in 000's) The following table summarizes gross profit in dollars and as a percent of sales by segment for the last three years:


Segment                 1997           %         1996           %        1995          %
-------                 ----           -         ----           -        ----          -
Vehicle Accessories    $20,007        22%       $24,946        29%      $22,137        27%
Towing & Recovery       10,346        12%        14,732        15%       14,222        16%
                       -------        --        -------        --       -------   -------
               Total   $30,353        17%       $39,678        22%      $36,359        21%
                       =======        ==        =======        ==       =======   =======

        In 1997, gross margin in the Vehicle Accessories segment decreased from 29% to 22%. Margins were down due to lower net average selling prices, which were caused by competition along with lower average margins on OEM sales. Freight costs were $2.9 million higher in 1997 versus 1996 primarily due to the Ford distribution costs. In 1996, gross margin in the Vehicle Accessories segment increased 2 percentage points from 1995. Margin rates improved primarily due to improved efficiencies and cost reduction efforts in the manufacturing area. Manufacturing fixed cost absorption rates also improved due to increased production volumes in 1996. Manufacturing cost improvements were offset by a marked reduction in average unit selling prices in the latter part of 1996. The implementation of an aggressive pricing strategy was required to combat new competition in the aftermarket channels.

        In the Towing & Recovery segment, gross margin in 1997 was 12% compared to 15% in 1996. The margin on manufactured equipment and service was 21% in 1997, down 5% from 1996, which reflects the impact of increased sales of lower-margin towing vehicles in 1997. Lower sales volumes in 1997 also had the effect of reducing gross margins due to less favorable absorption of fixed overhead costs than in 1996. Margins on rollback carriers and light-duty tow trucks decreased by 3% on a year to year basis. In 1996 gross margin was 15% compared to 16% in 1995. The margin on manufactured equipment and service was 26% in 1996, down 1% from 1995, which reflects the impact of increased sales of lower-margin medium and heavy-duty tow trucks in 1996. Margins on rollback carriers and light-duty tow trucks remained consistent year to year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. ($ in 000's) The following table presents selling, general and administrative expenses by business segment and as a percent of net sales for the last three years:


                                     % Net                   % Net                   % Net
Segment                 1997         Sales       1996        Sales       1995        Sales
-------                 ----         -----       ----        ------      ----        -----
Vehicle Accessories    $19,930        22%       $17,949        21%      $18,375        23%
Towing & Recovery        9,688        11%         8,596         9%        9,913        11%
                       -------        --        -------        --       -------        --
               Total   $29,618        16%       $26,545        14%      $28,288        16%
                       =======        ==        =======        ==       =======        ==

        Selling, general and administrative expenses (SG&A) were 12% higher in 1997 compared to 1996, and two points higher as a percentage of net sales. In 1996, SG&A expenses were 6% less compared to 1995, and two points less as a percentage of net sales.

        In the Vehicle Accessories segment, 1997 SG&A was $1,981 higher than in 1996 and as a percentage of net sales was one percentage point higher. The increase in SG&A is primarily due to legal reserves associated with the nine class action lawsuits filed against the Company and various other manufacturers of pickup truck bedliners and professional fees. The increase in professional fees relates largely to the company's profit improvement program. In 1996, SG&A was $426 less than in 1995 and as a percentage of sales were two points lower. The overall spending reduction was primarily the result of the elimination of costs associated with ZZ Wheelz, which was closed in 1995.

        In the Towing & Recovery segment, 1997 SG&A was $1,092 higher than 1996 and 2% higher as a percentage of net sales. The increase was due to costs associated with the closing of the DeWalt facility in Channelview, Texas. The remainder of the increase in SG&A is attributable to expansion of the Company's product engineering capability and promotional expenses related to the medium-duty tow vehicle product. In 1996 SG&A was $1,317 lower than 1995 and 2% lower as a percentage of net sales. The reduction is primarily due to approximately $1,103 in one-time charges related to patent litigation and the write-off of a license agreement which are reflected in 1995 expenses, together with savings attained in other areas in 1996.

        DISPOSITION OF SUBSIDIARY ($ in 000's) In December 1995 the Company decided to close its ZZ Wheelz operations. The pre-tax charge of $2,900 to write off the investment and provide for anticipated costs to close the operation was recorded in the fourth quarter of 1995.

        INTEREST INCOME/(EXPENSE), NET. ($ in 000's) Net interest income was $69 in 1997, $629 in 1996 and $358 in 1995. The decrease in net interest income is a direct result of lower cash balance during 1997 compared to 1996. The 1996 increase in net interest income primarily reflects lower interest expense in 1996 due to lower outstanding debt.

        OTHER INCOME/(EXPENSE), NET. ($ In 000's) Other net expense in 1997 was $114 versus other net income of $59 in 1996 and other net expense of $411 in 1995. In 1997, other net expense primarily relates to a loss on disposal of fixed assets. In 1996, other income related primarily to a gain on disposal of fixed assets and Duramex royalties. In 1995, other expense relates primarily to transaction and devaluation losses associated with the Mexican peso.

        MINORITY INTEREST. ($ in 000's) Minority interest reflects the minority shareholders' portion of the net income of Duramex that began operations in April 1993 and Duraliner of California, which began a joint venture in June 1997. The minority interest was $247 in 1997 compared to $124 and $73 in 1996 and 1995, respectively.

        PROVISION FOR INCOME TAXES. The Company's effective tax rate was (149%) in 1997, 35% in 1996 and 54% in 1995. During 1997 and 1996, the Internal Revenue Service completed its audits of the Company's 1993, 1994, and 1995 tax returns. Upon completion of the audits, the Company recovered the amount accrued in excess of the adjustment required as a result of the audit. The effective tax rate in 1996 was equal to the statutory rate of 35%. The difference between 1995 effective rate and the statutory rate of 35% was primarily due to the non-deductible portion of the loss on disposition of ZZ Wheelz and a provision for state income taxes.

        NET INCOME. ($ in 000's) Net income was $1,103 in 1997, $8,904 in 1996, and $2,299 in 1995. The decrease of $7,801 in 1997 was primarily due to lower gross margins in both business segments, lower average net selling prices in the vehicle accessories segment, lower sales in the towing and recovery segment due to the loss of three distributors which were purchased by a competitor, and professional fees associated with implementing a improvement program. The increase of $6,605 in 1996 reflects improved gross margins and lower SG&A expenses.

        YEAR 2000 DATE CONVERSION. Management has implemented a Company-wide initiative to ensure that the Company's information systems and systems applications are capable of processing data and transactions pertaining to the year 2000. The initiative utilizes both Company resources and external resources to identify systems and applications affected, to correct existing systems or to acquire replacement systems, and to test the systems and applications for compliance with the requirements for processing year 2000 information. The Company is in the process of determining the total cost associated with the required modifications and conversions.

        Management does not believe that inflation had a significant impact on the Company's operations during the last three years.


LIQUIDITY AND CAPITAL RESOURCES ($ in 000's)

        At year-end 1997, the Company's cash balance was $7,907, compared to $8,597 at year-end 1996 and $12,757 at year-end 1995. The current ratio was 2.7 at December 31, 1997 versus 3.2 in 1996 and 2.3 in 1995. During 1997, cash of $9,780 was provided by operations versus $3,350 in 1996 and $8,944 in 1995. Cash used in investing activities in 1997 was $5,434 compared to $5,774 in 1996 and $6,636 in 1995. In 1997, the primary uses of cash were purchases of equipment relating to production and the repurchases and retirement of 400,000 shares of outstanding common stock at a price of $13 per share. In 1997, the decrease in inventories of $1.7 million and the increase in other liabilities due to the class action lawsuit had a positive impact on net cash provided by operating activities. The main usage of cash in 1996 was to build inventories to service the Ford program in the first quarter of 1997 and for the purchase of equipment. In 1995, the main use of cash was for the purchase of equipment. Financing activities resulted in a net cash use of $5,035 in 1997 compared to $1,722 in 1996 and $1,462 in 1995. The decrease in cash in 1997 was $690 versus a net cash decrease of $4,160 in 1996.

        The Company's anticipated internal cash flow is expected to provide sufficient liquidity to fund its near-term working capital needs. The Company believes that its long-term working capital and other investment needs will be satisfied through its internal cash flow and future borrowings, if necessary. The Company also maintains a $20,000 revolving credit facility. There were no borrowings against this facility as of December 31, 1997. However, letters of credit have been issued against the credit line totaling $950 at December 31, 1997.

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


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

        The information called for by the items within this part will be included in the Company's 1997 Proxy Statement, and is incorporated herein by reference, as follows:

                                                             Captions(s) in 1997
                                                                 Proxy Statement
                                                             --------------------
ITEM 10.    Directors and Executive Officers of the        "Election of Directors", "Other Information
               Registrant                                          Relating To Directors" and "Executive Officers"

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

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

        (b)    Reports on Form 8-K.

               The Company was not required to file any current reports on Form 8-K during the quarter ended December 31, 1997, and none was filed during that period.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 1998.


                                              DURAKON INDUSTRIES, INC.

                                              By: /s/David W. Wright
                                                 -------------------------------
                                                  David W. Wright, President and
                                                  Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 23, 1998.

               Signature                           Title
               ---------                           -----
        /s/David W. Wright            Director (Principal Executive Officer)
---------------------------------
           David W. Wright


        /s/James C. Smith             Corporate Controller
---------------------------------     (Acting Financial and Accounting Officer)
           James C. Smith


        /s/David Aronow               Director
---------------------------------
           David Aronow


        /s/Phillip Wm. Fisher         Director
---------------------------------
           Phillip Wm. Fisher


        /s/ Richard J. Jacob          Director
---------------------------------
           Richard J. Jacob


        /s/Robert M. Teeter           Director
---------------------------------
           Robert M. Teeter

DURAKON INDUSTRIES, INC. AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Durakon Industries, Inc. are referred to in Item 8:


                                                           Page
                                                           ----
Report of Independent Accountants                           F-2

Consolidated Balance Sheets - December 31, 1997 and 1996    F-3

Consolidated Statements of Income - Years ended
December 31, 1997, 1996,  and 1995                          F-4

Consolidated Statements of Shareholders' Equity - Years
ended December 31, 1997, 1996 and 1995                      F-5

Consolidated Statements of Cash Flows - Years ended
December 31, 1997, 1996 and 1995                            F-6

Notes to consolidated financial statements                  F-7 to F-18


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Durakon Industries, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand, L.L.P.

Detroit, Michigan
February 20, 1998

                           DURAKON INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996

                                 ($ in 000's)



            ASSETS                                                                1997          1996
            ------                                                                ----          ----
Current assets:
  Cash and equivalents                                                           $7,907        $8,597
  Accounts receivable, less allowances of $1,252 and $637                        20,039        20,175
  Inventories                                                                    16,748        18,427
  Prepaid expenses and other current assets                                       2,401         2,005
  Deferred income taxes                                                           2,973         2,245
                                                                                -------       -------
     Total current assets                                                        50,068        51,449

Property, plant and equipment less accumulated depreciation
  of $26,765 and $24,656                                                         21,943        20,754
Goodwill                                                                         10,601        11,278
Patents, less accumulated amortization of $1,939 and $1,804                         270           406
Other assets                                                                        210           192
                                                                                -------       -------
     TOTAL ASSETS                                                               $83,092       $84,079
                                                                                =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                             $248          $251
  Accounts payable                                                               10,308         9,940
  Other current liabilities                                                       7,831         6,108
                                                                                -------       -------
     Total current liabilities                                                   18,387        16,299
                                                                                -------       -------

Long-term debt                                                                      554           795
Deferred income taxes                                                             1,184         1,050
Minority interest                                                                   681           175
                                                                                -------       -------

     Total long-term liabilities                                                  2,419         2,020
                                                                                -------       -------

Shareholders' equity:
  Preferred stock, $1 par value - 100,000 shares authorized; none issued             --            --
  Common stock, without par value - 15,000,000 shares authorized;
     6,245,292 and 6,565,292 shares issued and outstanding                       17,244        21,820
  Accumulated translation adjustment                                               (290)         (289)
  Retained earnings                                                              45,332        44,229
                                                                                -------       -------
     Total shareholders' equity                                                  62,286        65,760
                                                                                -------       -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $83,092       $84,079
                                                                                =======       =======




The accompanying notes are an integral part of the consolidated financial statements.

                          DURAKON INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                   ($ in 000's, except per share amounts)




<Captiion>
                                                               1997          1996         1995
                                                               ----          ----         ----
Net sales                                                   $179,908      $183,628      $172,051
Cost of products sold                                        149,555       143,950       135,692
                                                            --------      --------      --------
     Gross profit                                             30,353        39,678        36,359

Selling, general and
  administrative expenses                                     29,618        26,545        28,288

Disposition of subsidiary                                         --            --         2,900
                                                            --------      --------      --------

     Operating income                                            735        13,133         5,171

Interest income                                                  199           778           775

Interest expense                                                (130)         (149)         (417)

Other income/(expense), net                                     (114)           59          (411)

Minority interest                                               (247)         (124)          (73)
                                                            --------      --------      --------


Income before income taxes                                       443        13,697         5,045

Provision, benefits, for income taxes                           (660)        4,793         2,746
                                                            --------      --------      --------


Net income                                                    $1,103        $8,904        $2,299
                                                            ========      ========      ========

Basic earnings per share of common stock                       $0.18         $1.36         $0.35
                                                            ========      ========      ========


Diluted earnings per share of common stock                     $0.18         $1.34         $0.35
                                                            ========      ========      ========









The accompanying notes are an integral part of the consolidated financial statements.

                          DURAKON INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                         ($ in 000's, except shares)

                                             Shares                    Equity
                                            --------       --------------------------------
                                                                     Accumulated
                                            Common         Common    Translation Retained
                                            Stock           Stock    Adjustment  Earnings
                                            -----          ------    ----------- ----------
Balance at December 31, 1994                6,520,292        21,506        (295)    33,026
                                            ---------       -------     -------    -------
Net income                                         --            --          --      2,299
Translation adjustments                            --            --          20         --
                                            ---------       -------     -------    -------
Balance at December 31, 1995                6,520,292        21,506        (275)    35,325
                                            ---------       -------     -------    -------


Exercise of stock options                      45,000           146          --         --
Tax benefit of exercised options                   --           168          --         --
Net income                                         --            --          --      8,904
Translation adjustments                            --            --         (14)        --
                                            ---------       -------     -------    -------
Balance at December 31, 1996                6,565,292       $21,820       ($289)   $44,229
                                            ---------       -------     -------    -------


Exercise of stock options                      80,000           409          --         --
Tax benefit of exercised options                   --           215          --         --
Repurchase of Shares                         (400,000)       (5,200)         --         --
Net income                                         --            --          --      1,103
Translation adjustments                            --            --          (1)        --
                                            ---------       -------     -------    -------
Balance at December 31, 1997                6,245,292       $17,244       ($290)   $45,332
                                            =========       =======     =======    =======










The accompanying notes are an integral part of the consolidated financial statements.

                           DURAKON INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 ($ in 000's)


                                                                         1997       1996      1995
                                                                         ----       ----      ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net income                                                          $1,103     $8,904     $2,299
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                      4,984      4,179      5,002
    Increase/(decrease) in minority interest, net                        506        116       (222)
    Increase/(decrease) in deferred income taxes                        (379)     1,153     (1,084)
    Gain/(loss) on disposal of property, plant and equipment              74        (36)       440
    Net decrease/(increase) of other assets                              (18)       (82)        15
  Increase/(decrease) due to changes in operating assets
  and liabilities:
    Accounts receivable                                                  136     (2,711)    (2,454)
    Inventories                                                        1,679     (6,282)     1,462
    Prepaid expenses and other current assets                           (396)      (859)       372
    Accounts payable                                                     368       (124)     1,180
    Accrued expenses and other current liabilities                     1,723       (908)     1,934
                                                                     -------    -------    -------
  Net cash provided by operating activities                            9,780      3,350      8,944
                                                                     -------    -------    -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                          (5,622)    (5,932)    (6,763)
  Proceeds from sale of property, plant and equipment                    188        158        127
                                                                     -------    -------    -------
  Net cash used in investing activities                               (5,434)    (5,774)    (6,636)
                                                                     -------    -------    -------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Decrease in long-term debt                                            (244)    (1,868)    (1,659)
  Proceeds from issuance of debt                                          --         --        197
  Repurchase of common stock                                          (5,200)        --         --
  Cash proceeds from exercise of stock options                           409        146         --
                                                                     -------    -------    -------
  Net cash used in financing activities                               (5,035)    (1,722)    (1,462)
                                                                     -------    -------    -------

Effect of exchange rate changes on cash                                   (1)       (14)       283
                                                                     -------    -------    -------

CASH AND EQUIVALENTS:
  Increase/(decrease) for year                                          (690)    (4,160)     1,129
  Balance, beginning of year                                           8,597     12,757     11,628
                                                                     -------    -------    -------
BALANCE, END OF YEAR                                                  $7,907     $8,597    $12,757
                                                                     =======    =======    =======



The accompanying notes are an integral part of the consolidated financial statements.

                           DURAKON INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION:

      The consolidated financial statements include the accounts of Durakon Industries, Inc., "The Company" and its domestic subsidiaries and foreign majority-owned subsidiary, "Duramex". All significant intercompany accounts and transactions have been eliminated.

      CASH AND EQUIVALENTS:

      At December 31, 1997, 1996 and 1995, substantially all cash was held at Comerica Bank.

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

      INTANGIBLES:

      Goodwill is being amortized using the straight-line method over a period not exceeding 20 years. At each balance sheet date, management assesses whether there has been an impairment in the carrying value of goodwill, primarily by comparing current and projected sales, operating income and annual cash flows with the carrying value of the assets. Purchase costs of patents are being amortized using the straight-line method over the legal lives of the patents, not to exceed 17 years.

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

      NET INCOME PER SHARE OF COMMON STOCK:

      Net income per share of common stock is calculated in accordance with Statement of Financial Accounting Standards (FASB) No. 128.

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

      RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

      In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, Disclosures about Segments of an Enterprise and Related Information." The Company will adopt the provisions of both these statements, as required, for the year ended December 31, 1998. At this time the Company is evaluating the effects these statements will have on its financial reporting and disclosures. Management believes the statements will have no significant impact on the Company's Consolidated Financial Statements.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    INVENTORIES

            Inventories are summarized below ($ in 000's):

                                                                           December 31,
                                                                           ------------
                                                                        1997        1996
                                                                        ----        ----
Raw materials and work in process ...................................   $ 8,279   $ 8,722
Finished goods ......................................................     8,469     9,705
                                                                        -------   -------
Total ...............................................................   $16,748   $18,427
                                                                        =======   =======

     The LIFO method of inventory valuation is used to value the inventory of the Towing & Recovery segment, which represented approximately 49% of total inventory at December 31, 1997 and 54% at December 31, 1996. The effect of LIFO adjustments was to reduce net income by $37 in 1997 and $181 in 1996. At December 31, 1997 and 1996, the Company's LIFO reserve was $1,518 and $1,547, respectively.


3.    PROPERTY, PLANT AND EQUIPMENT

         A summary of property, plant and equipment is shown below ($ in 000's):

                                                                        December 31,
                                                                        ------------
                                                                       1997       1996
                                                                       ----       ----
Land ..............................................................   $ 2,033   $ 1,990
Buildings .........................................................     8,537     8,137
Machinery and equipment ...........................................    38,138    35,283
                                                                      -------   -------
Total property, plant and equipment ...............................    48,708    45,410
Less accumulated depreciation .....................................    26,765    24,656
                                                                      -------   -------
Net property, plant and equipment .................................   $21,943   $20,754
                                                                      =======   =======

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    OTHER CURRENT LIABILITIES

         A summary of other current liabilities is shown below ($ in 000's):

                                                                            December 31,
                                                                            ------------
                                                                          1997       1996
                                                                          ----       ----
Accrued compensation .................................................  $ 1,585    $ 1,594
Legal reserve ........................................................    1,808      1,031
Workers' compensation ................................................      524        369
Accrued income taxes .................................................      605         89
Reserve for disposition of subsidiary and
    distribution stores ..............................................      334        362
Commission and royalties .............................................      417        374
Health insurance .....................................................      424        532
Other ................................................................    2,134      1,757
                                                                        -------    -------

Total ................................................................  $ 7,831    $ 6,108
                                                                        =======    =======


5.   RETIREMENT PLANS

     Employer contributions to the 401(k) retirement plans amounted to $572 in 1997, $435 in 1996 and $389 in 1995.

6.   LEASES
     Rental expense under operating leases approximated $3,038 in 1997, $2,539 in 1996 and $2,396 in 1995. At December 31, 1997, future minimum lease commitments under these leases were as follows:

     Year ending December 31 ($ in 000's):

1998  .......................................   $ 2,216
1999  .......................................     2,047
2000  .......................................     1,280
2001  .......................................       898
2002 and thereafter .........................     4,320
                                                -------
                                                $10,761
                                                =======


7.       CONTINGENCIES ($ IN 000'S)

         Various legal actions and other claims are pending or could be asserted against the Company. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position of the Company. The Company is contingently liable under the terms of agreements covering certain of its customer's financing arrangements. The agreements provide for the repurchase of products sold to customers in the event of default by the customer to the financing company. The contingent liability under these agreements was approximately $8,550 and $8,502 at December 31, 1997 and 1996, respectively. The Company has incurred no material losses related to these agreements.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      8. LONG-TERM DEBT

         Long-term debt consisted of the following at December 31 ($ in 000's):

                                                                                                     1997     1996
                                                                                                   ------   ------
         Duramex note payable to bank, interest at Libor plus 2.675%, which was
          8.4% and 8.36% at December 31, 1997 and 1996, respectively, due in
          semi-annual installments of $51 through 1999 .........................................      205      311

         Loan payable to Pennsylvania Industrial Development Association,
           interest at 2%, due in monthly installments of $3, through 2009  ....................      339      368

         Loan payable to Machinery and Equipment Loan Fund, interest at 2%,
           due in monthly installments of $4, through 2001 .....................................      187      230

         Duramex note payable to bank, interest at Libor plus 2.675%, which was
           8.4% and 8.36% at December 31, 1997 and 1996, respectively, due in
          semi-annual installments of $33, through 1998  .......................................       71      137
                                                                                                   ------   ------

                                                                                                      802    1,046

         Less current maturities................................................................      248      251
                                                                                                   ------   ------

         Total long-term debt...................................................................   $  554   $  795
                                                                                                   ======   ======

         Maturities of long-term debt during the next five years are $248, $176, $75, $75, and $29.

         The Company has a $20,000 unsecured revolving credit agreement with Comerica Bank, which expires June 30, 2000. The related debt outstanding at the close of business on December 31, 1997 was $0.

                           DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   ACCOUNTING FOR STOCK-BASED COMPENSATION

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

     The Company has stock options outstanding under the 1988 Stock Option Plan and the 1996 Stock Option Plan. Under the 1988 Stock Option Plan, the Company has made available 500,000 shares of common stock for key employees. The options vest and become exercisable in equal annual installments, generally over a period of 4 years. In the 1988 and 1996 plans, the options expire after a period of 10 years. Certain options, which were issued in 1995, were immediately exercisable. At December 31, 1997, there were 163,234 shares that remained available for grant under the 1988 plan.

     Under the 1996 Stock Option Plan, the Company has made available 500,000 shares of common stock for key employees. The options vest and become exercisable in equal annual installments as defined in the agreements. At December 31, 1997, there were 350,000 shares that remained available for grant under this plan.

     In addition to the aforementioned plans, the Company has a stock option agreement under which the Company has made available and granted 100,000 shares of common stock for this agreement. During 1997, no options were exercised under this agreement

     Information concerning stock options are as follows:


                                       1997                     1996                    1995
                            -----------------------    ----------------------   ----------------------
                                          Weighted                  Weighted                Weighted
                                           Average                   Average                 Average
                             Number of    Exercise      Number of    Exercise   Number of    Exercise
                              Shares       Price         Shares       Price       Shares      Price
                            -----------------------    ----------------------   ----------------------
Outstanding at January 1     570,000      $11.01        468,334      $ 9.74      258,334      $ 5.35
Options granted                 --           --         150,000      $12.69      230,000      $16.00
Options exercised             80,000      $ 5.11         45,000      $ 3.25         --           --
Options canceled             142,500      $16.00          3,334      $12.25       20,000      $16.25

Outstanding at December 31   347,500      $10.33        570,000      $11.01      468,334      $ 9.74

Exercisable at December 31   205,000      $ 8.72        257,500      $ 7.44      248,334      $ 4.90


During 1997, no options were granted. The fair value of options granted in 1996 was estimated as of the date of the grant using the Black-Scholes option-pricing model with the following assumptions:


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

                           DURAKON INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   ACCOUNTING FOR STOCK-BASED COMPENSATION (CONTINUED)

     The Company has elected to continue applying the provisions of APB 25 and, accordingly, no stock option compensation cost is included in income for the Stock Option Plans. Had stock option compensation cost for these plans been determined based on the fair value at the grant dates for awards under those Plans consistent with the methodology of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                  1997                        1996
                                       --------------------------    -----------------------
                                       As reported     Pro forma*    As reported  Pro forma*
                                       --------------------------    -----------------------
Net Income (in 000's)                     $1,103          $626        $8,904         $8,286
Basic earnings per common share            $0.18         $0.10         $1.36          $1.27
Diluted earnings per common share          $0.18         $0.10         $1.34          $1.25

* The pro forma disclosures may not be representative of the effects on reported net income and earnings per share because only stock options granted beginning in 1995 are reflected in the pro forma amounts. Other factors that may impact pro forma disclosures in future years include the vesting period of stock options, timing of additional grants and number of additional shares granted.

The following table summarizes the status of the Company's stock options outstanding and exercisable at December 31, 1997:




                                    ------------------------------------------          ------------------------
                                                                 Stock Options                     Stock Options
                                                                   Outstanding                       Exercisable
                                    ------------------------------------------          ------------------------
                                                    Weighted
                                                     Average         Weighted                           Weighted
                                                    Remaining        Average                            Average
                  Range of          Shares         Contractual       Exercise           Shares          Exercise
                  Exercise Prices   (000's)          Life             Price             (000's)          Price
                  ----------------------------------------------------------------------------------------------
                  $ 3.25 - $ 8.50     100            3.8              $ 3.25              100            $ 3.25
                  $ 8.51 - $12.69     200            3.7              $12.64              57.5           $12.62
                  $12.70 - $16.00     47.5           7.3              $15.50              47.5           $15.50

                  ----------------------------------------------------------------------------------------------
                  Total              347.5                                                205
                  ----------------------------------------------------------------------------------------------

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  BUSINESS SEGMENTS

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

     Information regarding the Company's segments follows ($ in 000's):

                                  1997       1996       1995
                                  ----       ----       ----
Net sales:
  Vehicle Accessories            $ 92,250   $ 85,109   $ 81,684
  Towing & Recovery                87,658     98,519     90,367
                                 --------   --------   --------

                                 $179,908   $183,628   $172,051
                                 ========   ========   ========

Operating profit:
  Vehicle Accessories            $     77   $  6,997   $    862
  Towing & Recovery                   658      6,136      4,309
                                 --------   --------   --------
                                 $    735   $ 13,133   $  5,171
                                 ========   ========   ========

Depreciation and amortization:
  Vehicle Accessories            $  3,844   $  3,413   $  3,780
  Towing & Recovery                 1,140        766      1,222
                                 --------   --------   --------
                                 $  4,984   $  4,179   $  5,002
                                 ========   ========   ========

Capital expenditures:
  Vehicle Accessories            $  3,582   $  3,227   $  6,079
  Towing & Recovery                 2,040      2,705        684
                                 --------   --------   --------
                                 $  5,622   $  5,932   $  6,763
                                 ========   ========   ========

Identifiable assets:
  Vehicle Accessories            $ 58,312   $ 56,290   $ 57,546
  Towing & Recovery                24,780     27,789     21,323
                                 --------   --------   --------
                                 $ 83,092   $ 84,079   $ 78,869
                                 ========   ========   ========

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES

         The provisions for income taxes are summarized below ($ in 000's):

                                                                   1997      1996       1995
                                                                   ----      ----       ----
Federal income taxes:
  Currently payable .........................................   $   (54)   $ 3,156   $ 3,227
  Deferred ..................................................      (610)     1,208      (935)
                                                                -------    -------   -------
                                                                   (664)     4,364     2,292
State income taxes ..........................................         4        429       454
                                                                -------    -------   -------

Provision for income taxes...................................   $  (660)   $ 4,793   $ 2.746
                                                                =======    =======   =======

Temporary differences which give rise to the deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows ($ in 000's):


                                                              1997                                1996
                                                              ----                                ----
                                                     Deferred   Deferred Tax         Deferred        Deferred Tax
                                                     Tax Asset    Liability          Tax Asset        Liability
                                                     ---------    ---------          ---------        ---------
      Depreciation and goodwill amortization .....       --       $1,342                  --           $  895
      Bad debt allowance .........................   $  438           --              $  224               --
      Inventory ..................................      489           --                 377               --
      Litigation reserve .........................      701           --                 339               --
      Reserve for disposition of subsidiary ......      163           --                  75               --
      Vacation pay accrual .......................      219           --                 206               --
      Reserve for returns and allowances .........      199           --                 186               --
      Warranty reserve ...........................       79           --                 167               --
      Patent amortization ........................       95           --                 145               --
      Reserve employee health benefit
               claims ............................      299           --                 283               --
      Other miscellaneous accrued and
               prepaid expenses ..................      449           --                  88               --
                                                     ------       ------              ------           ------
      Total deferred taxes .......................   $3,131       $1,342              $2,090           $  895
                                                     ======       ======              ======           ======

     The consolidated income tax provision was different than the amount computed using the United States statutory income tax rate for the reasons set forth in the following table ($ in 000's):


                                                                    1997       1996        1995
                                                                    ----       ----        ----
Tax at the statutory rate ....................................   $   177     $ 4,658     $ 1,715
State income taxes ...........................................         3         279         295
Non-deductible loss from disposition of
               subsidiary ....................................       --         (114)        599
Research and development credits .............................      (118)       --          --
Favorable settlement of various tax issues ...................      (651)       --          --
Other ........................................................       (71)        (30)        137
                                                                 -------     -------     -------

Provision for income tax .....................................   $  (660)    $ 4,793     $ 2,746
                                                                 =======     =======     =======

Effective tax rate ...........................................      (149%)      35.0%       54.4%
                                                                 =======     =======     =======

During 1997 and 1996, The Internal Revenue Service completed its audits of the Company's 1993, 1994 and 1995 tax returns. Upon completion of the audits the Company reversed the amount accrued in excess of the adjustment required as a result of the audits.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. STATEMENT OF CASH FLOWS ADDITIONAL INFORMATION

            Supplemental disclosures of cash flow information ($ in 000's):

                                                                            1997    1996      1995
                                                                            ----    ----      ----
     Cash paid during the year for:

     Interest ...........................................................   $  125   $  200      420
     Income taxes .......................................................   $  275   $3,430   $4,165

     Supplemental non-cash investing activities:

     In 1997 the Company received a $215 tax benefit from exercise of stock options. In 1996 the Company received a $168 tax benefit from the exercise of stock options. In 1995 there were no stock options exercised.


13.  OTHER INCOME AND (EXPENSE) ($ IN 000'S)

     Net other expense for 1997 of ($114) represents primarily losses on disposal of various plant, property and equipment.

     Net other income for 1996 of $59 primarily represents $36 of a gain on the sale of property, plant and equipment and $16 of Duramex royalties.

     Net other expense for 1995 of ($411) represents a loss due to the change in exchange rates of the Mexican peso of ($438) which was offset by miscellaneous income items.

                           DURAKON INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following presents financial data regarding the Company's quarterly results of operations for 1997 and 1996 ($ in 000's, except per share amounts):

                                                  First          Second           Third       Fourth
                                                 Quarter        Quarter          Quarter      Quarter
                                                 -------        -------          -------      -------
1997:
  Net sales .................................... $40,616       $46,198         $ 45,209     $ 47,885
  Gross profit .................................   7,476         8,145            6,742        7,990
  Net income ...................................     257           390             (634)(1)    1,090(2)
  Basic earnings per share of common
    stock ...................................... $  0.04       $  0.06         $  (0.10)    $   0.18
  Diluted earnings per share of common
    stock ...................................... $  0.04       $  0.06         $  (0.10)    $   0.18

1996:
  Net sales .................................... $43,895       $49,430         $ 46,253     $ 44,050
  Gross profit .................................  10,156        11,458            9,240        8,824
  Net income ...................................   2,138         2,757            1,932        2,077
  Basic earnings per share of common
    stock ...................................... $  0.33       $  0.42         $   0.29     $   0.32
  Diluted earnings per share of common
    stock ...................................... $  0.32       $  0.42         $   0.29     $   0.31


         (1) Includes a $1.3 million inventory adjustment in the vehicle accessories segment.

         (2) Includes a $289 pre-tax charge to provide for anticipated costs to terminate the Dewalt operation in Channelview, Texas and reversal of $651 accrued in excess required as result of the 1993, 1994 and 1995 tax audits.

15. DISPOSITION OF SUBSIDIARY ($ IN 000'S, EXCEPT PER SHARE AMOUNTS)

     On December 12, 1995, the Company decided to dispose of its ZZ Wheelz subsidiary in Richardson, Texas. The disposal of ZZ Wheelz was substantially completed in 1996. A $2,900 charge was recorded in the fourth quarter of 1995 to write-off the investment and provided for anticipated costs to close the facility. The operation had a net loss of $560 or $0.08 per share in 1995.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  EARNINGS PER SHARE

     In February, 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." The Statement simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. The statement requires the presentation of both "basic" and "diluted" EPS on the face of the income statement with a supplementary reconciliation of the numerators and denominators used in the calculations. The statement is effective for financial statements issued for the periods after December 15, 1997, including interim periods.


A reconciliation of the numerators and denominators used in the "basic" and "diluted" EPS calculation follows:

                                                           Year ended
                                                           December 31,
                                                  1997         1996        1995
                                                  ----         ----        ----
Net income used for both "basic"
    And "diluted" EPS calculation            $    1,103   $    8,904   $    2,299

Denominator:
Weighted average shares outstanding
     for the period - used for "basic"
     EPS calculation                          6,254,804    6,540,450    6,520,292
Weighted average options outstanding
     For the period                              49,176       92,228      108,635
                                             ----------   ----------   ----------

Weighted average shares outstanding
      for the period  - used for "diluted"
      EPS calculation                         6,303,980    6,632,678    6,628,927

There were 247,500, 190,000, and 230,000 options outstanding as of December 31, 1997,1996, and 1995, respectively, which are not included in the computation of diluted EPS because to do so would have been antidilutive for the years then ended. Earnings per share for the years ended December 31, 1996 and 1995 have been restated to conform to SFAS No. 128.

                          DURAKON INDUSTRIES, INC.

                                 SCHEDULE II
                      VALUATION AND QUALIFYING ACCOUNTS
                                ($ in 000's)




                                            Balance at Charged to
                                             beginning  costs and   Other         Charges      Balance at
Year       Description                         of year expenses    accounts     add (deduct)  end of year
----       -----------                      -------------------    --------     ------------  -----------
1997  Allowance for doubtful
      accounts. . . . . . .                     ($637)    ($853)                  $238 (1)      ($1,252)

      Patents, net of accumulated
      amortization. . . . .                      $406     ($136)                                   $270

      Goodwill, net of accumulated
      amortization. . . . .                   $11,278     ($677)                                $10,601

1996  Allowance for doubtful
      accounts. . . . . . .                     ($640)    ($478)                  $481 (1)        ($637)

      Patents, net of accumulated
      amortization. . . . .                      $507     ($131)     ($26)(3)      $56 (2)         $406

      Non-compete, net of
      accumulated amortizatation                 $143     ($143)                                     $0

      Goodwill, net of accumulated
      amortization. . . . .                   $13,870     ($676)  ($1,916)(3)                   $11,278

1995  Allowance for doubtful
      accounts. . . . . . .                     ($474)    ($221)       --          $55 (1)        ($640)

      Patents, net of accumulated
      amortization. . . . .                    $1,122     ($615)       --                          $507

      Non-compete, net of
      accumulated amortizatation               $ 203      ($60)       --                          $143

      Goodwill, net of accumulated
      amortization. . . . .                   $15,078     ($885)    ($323)(3)                   $13,870




(1) Bad debts written off, net of recoveries.

(2) Amount represents addition to goodwill, patent and non-compete agreement.

(3) Adjustment for write off of ZZ Wheelz.

                                EXHIBIT INDEX


Exhibit                                                                                 Sequential
Number                         Description of Exhibit                                  Page Number
-------                        ----------------------                                  -----------
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

10.6*          Amendment to Revolving Credit Agreement, dated June 30, 1997

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

10.30          Indemnity Agreement, dated June 11, 1991, between Durakon
               Industries, Inc. and David W. Wright (4)

10.31          Indemnity Agreement, dated October 25, 1993, between Durakon
               Industries, Inc. and Richard J. Jacob (3)

10.32          Indemnity Agreement, dated May 16, 1995, between Durakon
               Industries, Inc. and James P. Kelly (1)

10.33          Indemnity Agreement, dated July 18, 1995, between Durakon
               Industries, Inc. and David S. Aronow (1)

10.34          Employment Agreement, dated June 27, 1996, effective July 1,
               1996, by and between Durakon Industries, Inc. and David W.
               Wright(6)

10.35          Non-Qualified Stock Option Agreement, dated June 27, 1996
               between Durakon Industries, Inc. and David W. Wright(6)

10.36          Employment Agreement, dated July 1, 1996 by and between
               Durakon Industries, Inc. and Jim Kelly(6)

10.37          1996 Stock Option Plan(6)

10.40 Non-Qualified Stock Option Agreement, dated April 1, 1996 between Durakon Industries, Inc. and David Wright(6)

22*            Subsidiaries of the Registrant

23.1*          Consent of Independent Accountants

27.9710K       Financial Data Schedule

27.9510K       Financial Data Schedule

27.961Q        Financial Data Schedule

27.962Q        Financial Data Schedule

27.963Q        Financial Data Schedule

27.9610K       Financial Data Schedule

27.971Q        Financial Data Schedule

27.972Q        Financial Data Schedule

27.973Q        Financial Data Schedule

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

(6) Previously filed under the corresponding Exhibit Number as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.