Form 10-Q
period 1998-03-31
DURAKON INDUSTRIES INC
filed 1998-05-13
CIK 748792

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended March 31, 1998

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, without par value; as of April 30, 1998:  6,159,392


===============================================================================

                            DURAKON INDUSTRIES, INC.

                                      INDEX



                                                                           PAGE
                                                                          NUMBER


PART I   Financial Information

         Condensed consolidated balance sheets - March 31, 1998 and
         December 31, 1997.                                                3-4

         Condensed consolidated income statements - three months ended
         March 31, 1998 and 1997.                                            5

         Condensed consolidated statements of cash flows - three months
         ended March 31, 1998 and 1997.                                      6

         Notes to condensed consolidated financial statements.             7-9

         Management's discussion and analysis of financial condition
         and results of operations.                                      10-13


PART II  Other Information.

         Item 6(b) Exhibits and Reports on Form 8-K.                        13

         Signatures                                                         14

                            DURAKON INDUSTRIES, INC.
                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                  (UNAUDITED)


                                                                                   MARCH 31,     DECEMBER 31,
($ in 000's)                                                                         1998           1997
                                                                                   --------      -----------
                                     ASSETS

Current assets:
  Cash and equivalents                                                               $7,330          $7,907
  Accounts receivable, less allowance of $1,085 and $1,252                           19,455          20,039
  Inventories:
      Raw materials and work in process                                               7,631           8,279
      Finished goods                                                                 11,789           8,469
                                                                                    -------         -------
        Total inventories                                                            19,420          16,748

  Prepaid expenses and other                                                          2,307           2,401
  Deferred income taxes                                                               2,930           2,973
                                                                                    -------         -------

        Total current assets                                                         51,442          50,068

Property, plant and equipment, net                                                   21,453          21,943
Goodwill                                                                             10,432          10,601
Patents, net                                                                            237             270
Other assets                                                                            213             210
                                                                                    -------         -------

                                                                                    $83,777         $83,092
                                                                                    =======         =======





   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                  (UNAUDITED)


                                                                                   MARCH 31,     DECEMBER 31,
($ in 000's, except share data)                                                      1998           1997
                                                                                   --------      -----------
                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                                 $254            $248
  Accounts payable                                                                   10,093          10,308
  Other current liabilities                                                           7,673           7,831
                                                                                    -------         -------

        Total current liabilities                                                    18,020          18,387

Long-term debt                                                                          538             554
Deferred income taxes                                                                 1,216           1,184
Minority interest                                                                       744             681
                                                                                    -------         -------

        Total liabilities                                                            20,518          20,806
                                                                                    -------         -------

Shareholders' equity:
  Preferred stock, $1 par value - 100,000 shares
      authorized; none issued                                                           ---             ---

  Common stock, without par value - 15,000,000 shares
     authorized; 6,207,792 and 6,245,292 shares issued and
     outstanding                                                                     16,887          17,244
  Accumulated other comprehensive income                                               (321)           (290)
  Retained earnings                                                                  46,693          45,332
                                                                                    -------         -------

        Total shareholders' equity                                                   63,259          62,286
                                                                                    -------         -------

                                                                                    $83,777         $83,092
                                                                                    =======         =======



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DURAKON  INDUSTRIES,  INC.
                   CONDENSED  CONSOLIDATED  INCOME STATEMENTS
                                  (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                              MARCH 31,
($ in 000's)                                       -------------------------------
                                                     1998                   1997
                                                   -------                 -------
Net sales                                          $46,068                 $40,616
Cost of products sold                               37,571                  33,140
                                                   -------                 -------

       Gross profit                                  8,497                   7,476


Selling, general and
    administrative expenses                          6,165                   7,084
                                                   -------                 -------


       Operating income                              2,332                     392

Interest income, net                                    67                      41

Other expense, net                                    (128)                    (45)
                                                   -------                 -------


Income before income taxes                           2,271                     388

Provision for income taxes                             910                     131
                                                   -------                 -------


Net income                                          $1,361                    $257
                                                   =======                 =======


Basic net income per share of common stock           $0.22                   $0.04
                                                   =======                 =======


Diluted net income per share of common stock         $0.22                   $0.04
                                                   =======                 =======




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                  (UNAUDITED)


($ in 000's)                                                            1998           1997
                                                                       ------         ------
Cash flows from operating activities:
    Net income                                                         $1,361           $257
    Adjustment to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                     1,479          1,160
      Increase in minority interest, net                                   63             28
      Loss on sale of property, plant and equipment                        --             24
      Increase of intangible and other assets, net                         --            103
      Net decrease  in deferred income taxes                               75            222

    Increase (decrease) due to changes in operating
      assets and liabilities:
      Accounts receivable                                                 584            365
      Inventories                                                      (2,672)        (2,093)
      Prepaid expenses and other current assets                            91           (315)
      Accounts payable                                                   (215)         2,292
      Accrued expenses and other current liabilities                     (158)          (433)
                                                                       ------         ------


        Net cash provided by operating activities                         608          1,610
                                                                       ------         ------


Cash flows used in investing activities:
     Purchases of property, plant and equipment                          (787)        (2,094)
                                                                       ------         ------

        Net cash used in investing activities                            (787)        (2,094)

Cash flows used in financing activities:
    Repayment of long-term debt                                           (10)           (17)
    Repurchase of common stock                                           (357)        (5,200)
    Cash proceeds from exercise of stock options                           --            274
                                                                       ------         ------

        Net cash used in financing activities                            (367)        (4,943)
                                                                       ------         ------

Effect of exchange rate changes on cash                                   (31)             2
                                                                       ------         ------

Cash and cash equivalents:
    Decrease for the period                                              (577)        (5,425)
    Balance, beginning of period                                        7,907          8,597
                                                                       ------         ------


    Balance, end of period                                             $7,330         $3,172
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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1998, and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997.

Note 2

         The Company is contingently liable under the terms of agreements covering certain of its customers' financing arrangements. The agreements provide for the repurchase of products sold to customers in the event of default by the customer to the financing company. The contingent liability under these agreements was approximately $10.9 million at March 31, 1998.

Note 3

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (FASB) No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                            DURAKON INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 (continued)

                                                             Three Months Ended March 31
                                                             ---------------------------
                                                                   ($ in 000's)
                                                               1998             1997
                                                               ----             ----
         Net earnings                                         $1,361           $ 257
         Other comprehensive income                              (31)              2
                                                              ------           -----
               Total comprehensive earnings                   $1,330           $ 259
                                                              ======           =====

Note 4

         Net income per share of common stock is calculated in accordance with Statement of Financial Accounting Standards (FASB) No. 128. A reconciliation of the numerators and denominators used in the "basic" and "diluted" EPS calculation follows:

                                                             Three Months Ended March 31
                                                             ---------------------------
                                                                   ($ in 000's)
                                                               1998             1997
                                                               ----             ----
Net income used for both "basic" and
         "diluted" EPS calculation                             $1,361             $257

Denominator:
Weighted average shares outstanding for the
         Period - used for "basic" EPS calculation          6,236,589        6,307,703
Weighted average options outstanding for the
         Period                                                57,028           63,291
                                                            ---------        ---------
Weighted average shares outstanding for the
         Period - used for "diluted" EPS calculation        6,293,617        6,370,994
                                                            =========        =========

There were 247,500 and 197,500 options outstanding as of March 31, 1998 and 1997, respectively, which are not included in the computation of diluted EPS because to do so would have been antidulitive for the periods then ended.

                            DURAKON INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5

         In June 1997, the FASB issued SFAS 131, Disclosure about Segments of an Enterprise and Related Information." The Company will adopt the provisions of both these statements, as required, for the year ended December 31, 1998. At this time the Company is evaluating the effect this statement will have on its financial reporting and disclosures. Management believes the statement will have no significant impact on the Company's Consolidated Financial Statements.

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

Net Sales ($ in 000's)

                                        Three Months Ended March 31:
                              -----------------------------------------------
                               1998           1997      % Increase/(Decrease)
                               ----           ----      ---------------------
Segments:
  Vehicle Accessories         $23,295        $21,040             11%
  Towing & Recovery            22,773         19,576             16%
                              -------        -------             ---
Total                         $46,068        $40,616             13%
                              =======        =======             ===


         Net sales of $46,068 for the three months ended March 31, 1998 were $5,452 or 13% above net sales for the first quarter of 1997.

         Net sales in the Vehicle Accessories segment increased $2,255 or 11% in the first quarter of 1998 compared to the corresponding period in 1997. Total bedliner unit volume increased 5% from the first quarter of 1997. Domestic OEM unit volume increased 50% which was offset by a 13% decrease in aftermarket unit volume & a 10% decrease in international unit volume. The increase in Domestic OEM unit volume was primarily due to the Ford business, which started late in the first quarter of 1997. The decrease in the international market was due to lower sales in South America partially offset by increased sales in Mexico. Average net selling prices in the quarter was slightly above the first quarter last year.

         Net sales in the Towing & Recovery segment increased by $3,197 or 16% in the first quarter compared to the respective period in 1997. The increase reflects a 7% increase in sales of equipment and a 28% increase in sales of truck chassis. Average net selling price on equipment sales increased 1% and truck chassis sales improved 5.4% compared to the first quarter of 1997. The increase over the first quarter of 1997 was primarily attributable to the loss in 1997 of three major distributors, which were purchased by a competitor and subsequently replaced.

Gross Margin ($ in 000's)

                                        Three Months Ended March 31:
                              -----------------------------------------------

                               1998           1997      % Increase/(Decrease)
                               ----           ----      ---------------------
Segments:
  Vehicle Accessories         $6,009         $4,884              23%
  Towing & Recovery            2,488          2,592              (4%)
                              ------         ------              ---
Total                         $8,497         $7,476              14%
                              ======         ======              ===

         Gross margin for the quarter ending March 31, 1998 was $8,497, up $1,021 from the same period last year. The consolidated gross margin percent remained even with the first quarter of 1997 at 18%.

         In the Vehicle Accessories segment for the quarter, the gross margin percentage was 26% versus 23% in the first quarter of 1997. The increase in gross margin percentage was due to increased sales volume, which contributed to favorable manufacturing efficiencies and reduced overhead costs due to one time start-up costs associated with the Ford business incurred in the first quarter of 1997.

         In the Towing & Recovery segment, the gross margin for the quarter was $2,488, down $104 from the same period in 1997. As a percentage of net sales, the gross margin was 11% compared to 13% for the same period last year. The reduction in gross margin percentage is attributable to proportionally higher sales of truck chassis in 1998, which carry a lower gross margin than manufactured equipment.

Selling, General and Administrative Expenses ($ in 000's)

                                        Three Months Ended March 31:
                              -----------------------------------------------

                               1998           1997      % Increase/(Decrease)
                               ----           ----      ---------------------
Segments:
  Vehicle Accessories         $4,119         $4,686              (12%)
  Towing & Recovery            2,046          2,398              (15%)
                              ------         ------              ----
Total                         $6,165         $7,084              (13%)
                              ======         ======              ====

         Selling, general and administrative expenses (SG&A) were $6,165 for the first quarter of 1998, a decrease of 13% over the first quarter of 1997. As a percentage of net sales, SG&A was 13% in the quarter ended March 31, 1998 compared to 17% for the same period last year.

         In the Vehicle Accessories segment, SG&A decreased $567 or 12% from the first quarter in 1997. As a percentage of net sales, SG&A was 18% compared to 22% in the first quarter of 1997. The decrease in SG&A was attributable to lower staffing, reduced spending for new products and the one time 1997 costs for computer programming pertaining to the start-up of the Ford business.

         The SG&A in the Towing & Recovery segment was $2,046 in the first quarter, a decrease of $352 or 15% over the corresponding period in 1997. The decrease in SG&A represents efforts to reduce spending and the absence of spending at the company's DeWalt division, which was closed during the first quarter of 1998. Heavy-duty wrecker production formerly undertaken at the DeWalt facility has been moved to the Greencastle, Pennsylvania location.

Operating Income ($ in 000's)

                                        Three Months Ended March 31:
                              -----------------------------------------------

                               1998           1997      % Increase/(Decrease)
                               ----           ----      ---------------------
Segments:
  Vehicle Accessories         $1,890         $  198              855%
  Towing & Recovery              442            194              128%
                              ------         ------              ----
Total                         $2,332         $  392              495%
                              ======         ======              ====

         Operating income was $2,332 for the first quarter of 1998, up 495% from the same period last year. In the Vehicle Accessories segment, operating income was up 855% or $1,692 compared to the first quarter in 1997. The increase was primarily due to increased sales, favorable manufacturing efficiencies and reduced SG&A.

         Operating income in the Towing & Recovery segment was $442 for the quarter, up $248 or 128% from the same period last year. The increase in operating income was due to reduced SG&A spending.

         For the first quarter of 1998, net interest income was $67 versus $41 for the same period last year. Interest income on invested cash was higher than the first quarter 1997 due to an increase in the cash balance.

         Net other expense was $128 in the first quarter ended March 31, 1998, compared to $45 in the first quarter of 1997. The increase in net other expense was primarily due to increased minority interest at the Company's foreign majority-own subsidiary.

         The provision for income taxes reflects an effective tax rate of approximately 40% for the first quarter ended March 31, 1998, compared to 34% for the same period in 1997. The 1998 effective tax rate includes provisions for state and federal income taxes, and was affected by a higher effective tax rate for the Company's foreign majority-own subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

         In the first quarter 1998, cash provided by operating activities totaled $608 versus cash provided of $1,610 in the first quarter of 1997. The major change in cash was due to a build up of truck chassis inventory in the towing and recovery segment in anticipation of new product sales. The Company has a $20 million unsecured revolving credit agreement with Comerica Bank, which expires June 30, 2000. Four standby letters of credit totaling $850 reduced the available borrowing capacity to $19,150 at March 31, 1998.

         In the first quarter of 1998, the Company repurchased and retired 37,500 shares of its outstanding common stock at prices between $8.75 to $8.813 per share.




                           PART II - OTHER INFORMATION


Item 6 (b)    Exhibits and reports on form 8-K

              No reports on form 8-K have been filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirement to the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Durakon Industries, Inc.
                                          (Registrant)



Date: May 12, 1998                        /s/ David W. Wright
                                          ---------------------------------
                                          David W. Wright, President and
                                          Chief Executive Officer



                                          /s/ James C. Smith
                                          ---------------------------------
                                          James C. Smith, Corporate Controller/
                                          Secretary and Treasurer

                                Exhibit Index
                                -------------



Exhibit No.                 Description
-----------                 -----------
[S]                         [C]
      27                    Financial Data Schedule