Form 10-Q
period 1998-06-30
DURAKON INDUSTRIES INC
filed 1998-08-14
CIK 748792

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

 For the quarter ended June 30, 1998

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

     Common Stock, without par value; as of July 31, 1998: 6,133,500


===============================================================================

                            DURAKON INDUSTRIES, INC.

                                      INDEX

                                                                                        PAGE
                                                                                       NUMBER
PART I   Financial Information

         Condensed consolidated balance sheets - June 30, 1998 and
         December 31, 1997.                                                              3-4

         Condensed consolidated income statements - three months and six
         months ended June 30, 1998 and 1997.                                            5

         Condensed consolidated statements of cash flows - six months ended
         June 30, 1998 and 1997.                                                         6

         Notes to condensed consolidated financial statements.                           7-9

         Management's discussion and analysis of financial condition and results
         of operations.                                                                  10-13


PART II  Other Information.

         Item 4(a) Submission of Matters to a Vote of Security Holders                   14

         Item 6(b) Exhibits and Reports on Form 8-K.                                     14

         Signatures                                                                      15


                            DURAKON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                     JUNE 30,         DECEMBER 31,
($ in 000's)                                                           1998               1997
                                                                 -----------------  -----------------
                                    ASSETS
Current assets:
  Cash and equivalents                                                     $9,831             $7,907
  Accounts receivable, less allowances of $1,098 and $1,252                20,454             20,039
  Inventories:
      Raw materials and work in process                                     9,198              8,279
      Finished goods                                                       10,847              8,469
                                                                       ----------        -----------
        Total inventories                                                  20,045             16,748

  Prepaid expenses and other                                                2,048              2,401
  Deferred income taxes                                                     2,930              2,973
                                                                       ----------        -----------

        Total current assets                                               55,308             50,068

Property, plant and equipment, net                                         20,842             21,943
Goodwill                                                                   10,263             10,601
Patents, net                                                                  202                270
Other assets                                                                  209                210
                                                                       ----------        -----------

              TOTAL ASSETS                                                $86,824            $83,092
                                                                       ==========        ===========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                            JUNE 30,          DECEMBER 31,
($ in 000's, except share data)                                              1998                1997
                                                                       ----------------   -----------------
               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                            $162                $248
  Accounts payable                                                              10,572              10,308
  Other current liabilities                                                      9,042               7,831
                                                                            ----------          ----------

        Total current liabilities                                               19,776              18,387

Long-term debt                                                                     520                 554
Deferred income taxes                                                            1,216               1,184
Minority interest                                                                  854                 681
                                                                            ----------          ----------

        Total liabilities                                                       22,366              20,806
                                                                            ----------          ----------

Shareholders' equity:
  Preferred stock, $1 par value - 100,000 shares
      authorized; none issued                                                      ---                 ---

  Common stock, without par value - 15,000,000 shares authorized;
     6,133,500 and 6,245,292 shares issued and
     outstanding                                                                16,116              17,244
  Accumulated translation adjustment                                              (358)               (290)
  Retained earnings                                                             48,700              45,332
                                                                            ----------          ----------

        Total shareholders' equity                                              64,458              62,286
                                                                            ----------          ----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $86,824             $83,092
                                                                            ==========          ==========



     The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


                                                                      SIX MONTHS ENDED           THREE MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                  --------------------------   ------------------------
($ in 000's, except per share data)
                                                                      1998          1997          1998         1997
                                                                  -------------  -----------   -----------  -----------
Net sales                                                              $96,517      $86,814       $50,449      $46,198
Cost of products sold                                                   78,560       71,193        40,989       38,053
                                                                  -------------  -----------   -----------  -----------

       Gross profit                                                     17,957       15,621         9,460        8,145


Selling, general and
    administrative expenses                                             12,414       14,603         6,249        7,519
                                                                  -------------  -----------   -----------  -----------


       Operating income                                                  5,543        1,018         3,211          626

Interest income, net                                                       136           42            69            1

Other (expense), net                                                      (354)         (63)         (226)         (18)
                                                                  -------------  -----------   -----------  -----------


Income before income taxes                                               5,325          997         3,054          609

Provision for income taxes                                               1,957          350         1,047          219
                                                                  -------------  -----------   -----------  -----------


Net income                                                              $3,368         $647        $2,007         $390
                                                                  =============  ===========   ===========  ===========


Basic net income per share of common stock                               $0.54        $0.10         $0.32        $0.06
                                                                  =============  ===========   ===========  ===========


Diluted net income per share of common stock                             $0.54        $0.10         $0.32        $0.06
                                                                  =============  ===========   ===========  ===========

Weighted average basic shares                                            6,196        6,264         6,153        6,236
                                                                  -------------  -----------   -----------  -----------

Weighted average diluted shares                                          6,273        6,321         6,246        6,283
                                                                  -------------  -----------   -----------  -----------



The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


($ in 000's)                                                                      1998                 1997
                                                                               -----------         -------------
Cash flows from operating activities:
    Net income                                                                     $3,368                $647
    Adjustment to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                 3,103               2,342
      Increase in minority interest, net                                              173                 303
      Loss on sale of property, plant and equipment                                     0                  24
      Net Increase(decrease) of tangible and other assets, net                          1                (296)
      Net decrease in deferred income taxes                                            75                 224

    Increase (decrease) due to changes in operating assets and liabilities:
      Accounts receivable                                                            (415)                 39
      Inventories                                                                  (3,297)               (864)
      Prepaid expenses and other current assets                                       353                (363)
      Accounts payable                                                                264               1,173
      Accrued expenses and other current liabilities                                1,211                (157)
                                                                               ----------           ---------


        Net cash provided by operating activities                                   4,836               3,072
                                                                               ----------           ---------


Cash flows used in investing activities:
     Purchases of property, plant and equipment                                    (1,712)             (3,480)
     Proceeds from retirement of property, plant and equipment                        116                   2
                                                                               ----------           ---------

        Net cash used in investing activities                                      (1,596)             (3,478)

Cash flows used in financing activities:
    Repayment of long-term debt                                                      (120)               (105)
    Repurchase of common stock                                                     (1,128)             (5,200)
    Cash proceeds from exercise of stock options                                        0                 422
                                                                               ----------           ---------

        Net cash used in financing activities                                      (1,248)             (4,883)
                                                                               ----------           ---------

Effect of exchange rate changes on cash                                               (68)                  2
                                                                               ----------           ---------

Cash and cash equivalents:
    Increase (decrease) for the period                                              1,924              (5,287)
    Balance, beginning of period                                                    7,907               8,597
                                                                               ----------           ---------


    Balance, end of period                                                         $9,831              $3,310
                                                                               ==========           =========




       The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

     The unaudited condensed consolidated financial statements and related notes should be read in conjunction with the annual consolidated financial statements and notes thereto. Results of operations for interim periods should not be considered as indicative of results to be expected for a full year.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1998, and the results of operations and cash flows for the three and six month periods ended June 30, 1998 and 1997.

Note 2

     The Company is contingently liable under the terms of agreements covering certain of its customers' financing arrangements. The agreements provide for the repurchase of products sold to customers in the event of default by the customer to the financing company. The contingent liability under these agreements was approximately $8.0 million at June 30, 1998.

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

                            DURAKON INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 (continued)

                                                 Three Months Ended June 30:                   Six Months Ended June 30:
                                                 ---------------------------                   -------------------------
                                                         ($ in 000's)                                ($ in 000's)
                                                     1998              1997                      1998              1997
                                                     ----              ----                      ----              ----
Net earnings                                      $ 2,007            $   390                   $ 3,368            $   647
         Other comprehensive income/(loss)            (37)                 2                       (68)                 2
                                                  -------            -------                   -------            -------
Total comprehensive earnings                      $ 1,900            $   392                   $ 3,380            $   649
                                                  =======            =======                   =======            =======

Note 4

     Net income per share of common stock is calculated in accordance with Statement of Financial Accounting Standards (FASB) No. 128.

A reconciliation of the numerators and denominators used in the "basic" and "diluted" EPS calculation follows:

                                                       Three months ended June 30       Six months ended June 30
                                                       --------------------------       ------------------------
                                                            ($ in 000's)                       ($ in 000's)
                                                        1998              1997           1998             1997
                                                        ----              ----           ----             ----
Net income used for both "basic" and
   "diluted" EPS calculation                           $2,007             $390           $3,368           $647

Denominator:
Weighted average shares outstanding for the
    Period - used for "basic" EPS calculation       6,152,732        6,235,896        6,195,919      6,264,474
Weighted average options outstanding for the
   Period                                              93,309           47,173           77,504         56,817
                                                    ---------        ---------        ---------      ---------
Weighted average shares outstanding for the
   Period - used for "diluted" EPS calculation      6,246,041        6,283,069         6,273,424      6,321,291
                                                    =========        =========         =========      =========


There were options to purchase 247,500 of shares outstanding for the three and six months ended June 30, 1998 and 1997, which are not included in the computation of diluted EPS because to do so would have been antidulitive for the periods then ended.

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

Net Sales ($ in 000's)

                          Three Months Ended June 30:               Six Months Ended June 30:
                         -----------------------------            ------------------------------------
                                           % Increase/                                     % Increase/
                         1998      1997     (Decrease)            1998           1997       (Decrease)
                         ----      ----     ----------            ----           ----       ----------
Segments:
  Vehicle Accessories   $25,785   $25,324          2%            $49,080        $46,364            6%
  Towing & Recovery      24,664    20,874         18%             47,437         40,450           17%
                        -------   -------    -------             -------        -------      -------
Total                   $50,449   $46,198          9%            $96,517        $86,814           11%
                        =======   =======    =======             =======        =======      =======

     Net sales for the second quarter increased by $4,251 or 9% and by $9,703 or 11% for the six months ended June 30, 1998 compared to the same periods in 1997.
     Net sales in the Vehicle Accessories segment increased $461 or 2% in the second quarter and $2,716 or 6% during the first six months of 1998 compared to the same periods in 1997. Total bedliner unit volume increased 3% and 2% from the second quarter and first six months of 1997, respectively. In the second quarter of 1998 compared to the same period in 1997, domestic OEM unit volume increased 34%, however, international unit volume decreased 13% and aftermarket unit volume decreased 11%. The domestic OEM unit volume increases were due to higher Ford bedliner sales. International unit volume was down due to a weak economy in Thailand, which was partially offset by increased sales in Mexico. Aftermarket unit volume was down primarily due to the divestiture of four Duraliner USA outlets. Average net bedliner selling prices remained constant for the second quarter and year-to-date compared to last year.
     Net sales in the Towing & Recovery segment increased $3,790 or 18% in the second quarter and $6,987 or 17% in the first six months, compared to the respective periods in 1997. Unit sales increased by 11% for the quarter and by 8% for the six months ended June 30, 1998 compared to the corresponding periods in 1997. Unit sales for rollbacks increased by 19%, and truck chassis increased 23% while wheellifts decreased 22% compared to the second quarter of 1997. The unusually mild winter, combined with competitive pressures, contributed to the lower wheellift unit sales. A modest price increase on selected models became effective in the second quarter of 1998.

Gross Margin ($ in 000's)

                                   Three Months Ended June 30:                Six Months Ended June 30:
                                   ---------------------------                -------------------------
                                                       % Increase/                              % Increase/
                                1998            1997   (Decrease)             1998      1997    (Decrease)
                                ----            ----   ----------             ----      ----    -----------
Segments:
  Vehicle Accessories          $6,716        $  5,845      15%             $12,725      $10,729       19%
  Towing & Recovery             2,744           2,300      19%               5,232        4,892        7%
                               ------        --------    ----              -------      -------     ----
Total                          $9,460        $  8,145      16%             $17,957      $15,621       15%
                               ======        ========    ====              =======      =======     ====

     Gross margin for the quarter ending June 30, 1998 was $9,460, up $1,315 from the same period last year. The consolidated gross margin percent increased to 19% from 18% in the second quarter of 1997.
     In the Vehicle Accessories segment, the gross margin percentage was 26% in the second quarter and year-to date of 1998 versus 23% for the comparable periods in 1997. The increase in gross margin percentage was primarily due to lower raw material costs.
     In the Towing & Recovery segment, the gross margin for the second quarter was $2,744, up $444 or 19% from the same period in 1997. For the six months ended June 30, 1998 the gross margin was $5,232, up $340 or 7% from the corresponding period in 1997. As a percentage of net sales, the gross margin for the six months ending June 30, 1998 was 11% compared to 12% for the same period in 1997. The reduction in margin percentage is attributable to the change in sales mix (a higher proportion of truck chassis sales in 1998, which carry a lower gross margin than manufactured equipment).

Selling, General and Administrative Expenses ($ in 000's)

                                 Three Months Ended June 30:                 Six Months Ended June 30:
                               ---------------------------------          ----------------------------------
                               1998           1997    % Decrease          1998         1997       % Decrease
                               ----           ----    ----------          ----         ----      -----------
Segments:
  Vehicle Accessories          $4,164        $5,205       20%           $ 8,283      $ 9,891         16%
  Towing & Recovery             2,085         2,314       10%             4,131        4,712         12%
                               ------        ------     ----            -------      -------         --
Total                          $6,249        $7,519       17%           $12,414      $14,603         15%
                               ======        ======     ====            =======      =======         ==


     Selling, general and administrative expenses (SG&A) were $6,249 for the second quarter of 1998 and $12,414 year-to-date, a decrease of 17% and 15% from the comparable periods in 1997, respectively. As a percentage of net sales, SG&A was 12% in the second quarter ended June 30, 1998 compared to 16% for the same period last year.
     In the Vehicle Accessories segment, SG&A was $4,164 for the second quarter, a decrease of $1,041 or 20% from the same period in 1997. As a percentage of net sales, SG&A was 16% in the second quarter compared to 21% in 1997. The decrease from last year was primarily due to the divestiture of four Duraliner USA outlets and overall reduced spending.
     The SG&A in the Towing & Recovery segment was $2,085 in the second quarter, a decrease of $229 or 10% over the corresponding period in 1997. As a percentage of net sales, SG&A was 9% in the second quarter ended June 30, 1998 and 11% during the corresponding quarter in 1997. The decrease in SG&A from last year reflects the absence of expenses related to the DeWalt facility in Channelview, Texas, which was closed in December of 1997.

Operating Income ($ in 000's)

                                     Three Months Ended June 30:                Six Months Ended June 30:
                                   --------------------------------         ---------------------------------
                                                     % Increase/                                  % Increase/
                                   1998     1997      (Decrease)            1998          1997    (Decrease)
                                   ----     ----    ---------------         ----          ----    -----------
Segments:
  Vehicle Accessories            $2,552     $640           299%            $4,442        $  838      430%
  Towing & Recovery                 659      (14)         4807%             1,101           180      512%
                                 ------     ----         -----             ------        ------      ---
Total                            $3,211     $626           413%            $5,543        $1,018      444%
                                 ======     ====         =====             ======        ======      ===

     Operating income was $3,211 for the second quarter of 1998, up 413% from the same period last year.

     In the Vehicle Accessories segment, operating income was up 299% or $1,912 compared to the second quarter in 1997. The increase was due to lower resin prices, divestiture of four Duraliner USA outlets, and controlled spending through comprehensive cost reduction program.
     Operating income in the Towing & Recovery segment was $659 for the second quarter, up $673 from an operating loss of $14 in the same period a year ago. The increase in operating income was due to higher sales volume together with lower SG&A spending.
     For the second quarter of 1998, net interest income was $69 versus $1 for the second quarter last year. For the six months ended June 30, 1998 net interest income was $136 compared to $42 for the same period in 1997. The increase for the comparable quarter and year-to-date reflects higher average cash balances.
     Net other expense was $226 in the second quarter ended June 30, 1998, compared to $18 in the same period a year ago. For the First six months net other expense was $354 in 1998 compared to $63 in 1997. Net other expense consist primarily of currency translation and minority interest in the Company's Mexican subsidiary.
     The provision for income taxes reflects effective tax rates of 34% and 37% for the second quarter and six months ended June 30, 1998, respectively, compared to 36% and 35% for the same periods in 1997. The 1998 effective tax rate includes provisions for state income taxes, the statutory rate of 34% for federal income taxes and lower effective tax rate of the Company's foreign majority-own subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

     In the second quarter 1998, cash provided by operating activities totaled $4,663 versus cash provided of $2,769 in the second quarter of 1997. The increase in cash was due to higher net income, offset by increased inventory spending for Towing & Recovery segment. The Company has a $20 million unsecured revolving credit agreement with Comerica Bank, which expires June 30, 2000. Four standby letters of credit totaling $850 reduced the available borrowing capacity to $19,150 at June 30, 1998.
     In the second quarter of 1998, the Company repurchased and retired 74,292 shares of its outstanding common stock at prices between $8.81 to $11.19 per share. For the six months ended June 30, 1998 the Company repurchased and retired 111,792 shares.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held on May 26, 1998. At the annual meeting, David S. Aronow, Phillip Wm. Fisher,
Richard J. Jacob, Robert M. Teeter and David W. Wright were elected as directors of the Company to serve until the 1999 Annual Meeting of Shareholders or until their successors are elected and qualified.

                                 Votes
                                 -----

                                        Authority
          Name               For        Withheld
          ----               ---        --------
     David S. Aronow      4,419,504      10,492
     Phillip Wm. Fisher   4,419,501      10,495
     Richard J. Jacob     4,419,101      10,895
     Robert M. Teeter     4,419,504      10,492
     David W. Wright      4,419,504      10,492




                                  EXHIBIT INDEX

Exhibit #         Description
---------         -----------

Item 6 (b)        Exhibits and reports on form 8-K

                  No reports on form 8-K have been filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirement to the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Durakon Industries, Inc.
                                                  (Registrant)



Date: August 12, 1998                             /s/ David W. Wright
                                                  ------------------------------
                                                  David W. Wright, President and
                                                  Chief Executive Officer




                                                  /s/ James C. Smith
                                                  ------------------------------
                                                  James C. Smith
                                                  Secretary and Treasurer -
                                                  Corporate Controller

                                 EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

   27              Financial Data Schedule