Form 10-Q
period 1998-09-30
DURAKON INDUSTRIES INC
filed 1998-11-13
CIK 748792

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended September 30, 1998

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

                               2101 N. Lapeer Road
                             Lapeer, Michigan 48446

                                 (810) 664-0850


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days Yes X No
                                            ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, without par value; as of November 9, 1998:  6,128,200


================================================================================

                            DURAKON INDUSTRIES, INC.

                                      INDEX



                                                                                          PAGE
                                                                                         NUMBER

PART I            Financial Information

                  Condensed consolidated balance sheets - September 30, 1998 and
                  December 31, 1997.                                                       3-4

                  Condensed consolidated income statements - three months and nine
                  months ended September 30, 1998 and 1997.                                  5

                  Condensed consolidated statements of cash flows - nine months ended
                  September 30, 1998 and 1997.                                               6

                  Notes to condensed consolidated financial statements.                    7-9

                  Management's discussion and analysis of financial condition
                  and results of operations.                                             10-15


PART II           Other Information.

                  Item 6(b) Exhibits and Reports on Form 8-K.                               16

                  Signatures                                                                17

                            DURAKON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)






                                                             SEPTEMBER 30,     DECEMBER 31,
($ in 000's)                                                     1998             1997
                                                             -------------     ------------

                                    ASSETS
Current assets:
  Cash and equivalents                                         $ 8,101          $ 7,907
  Accounts receivable, less allowances of $932 and $1,252       24,193           20,039
  Inventories:
      Raw materials and work in process                          9,912            8,279
      Finished goods                                             8,049            8,469
                                                               -------          -------
        Total inventories                                       17,961           16,748

  Prepaid expenses and other                                     1,457            2,401
  Deferred income taxes                                          2,930            2,973
                                                               -------          -------

        Total current assets                                    54,642           50,068

Property, plant and equipment, net                              20,052           21,943
Goodwill                                                        10,094           10,601
Patents, net                                                       168              270
Other assets                                                       196              210
                                                               -------          -------

              TOTAL ASSETS                                     $85,152          $83,092
                                                               =======          =======






The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                                   SEPTEMBER 30,         DECEMBER 31,
($ in 000's, except share data)                                        1998                 1997
                                                                   -------------        ------------


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                             $    166              $    248
  Accounts payable                                                    8,233                10,308
  Other current liabilities                                           8,319                 7,831
                                                                   --------              --------

        Total current liabilities                                    16,718                18,387

Long-term debt                                                          502                   554
Deferred income taxes                                                 1,465                 1,184
Minority interest                                                       475                   681
                                                                   --------              --------

        Total liabilities                                            19,160                20,806
                                                                   --------              --------

Shareholders' equity:
  Preferred stock, $1 par value - 100,000 shares
      authorized; none issued                                            --                    --

  Common stock, without par value - 15,000,000 shares authorized; 6,128,200 and
     6,245,292 shares issued and
     outstanding                                                     16,059                17,244
  Accumulated translation adjustment                                   (415)                 (290)
  Retained earnings                                                  50,348                45,332
                                                                   --------              --------

        Total shareholders' equity                                   65,992                62,286
                                                                   --------              --------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 85,152              $ 83,092
                                                                   ========              ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                      NINE MONTHS ENDED                THREE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                  --------------------------       -------------------------
($ in 000's, except per share data)
                                                      1998            1997             1998            1997
                                                      ----            ----             ----            ----
Net sales                                          $ 143,694       $ 132,023       $  47,177       $  45,209
Cost of products sold                                117,945         109,660          39,385          38,467
                                                   ---------       ---------       ---------       ---------

       Gross profit                                   25,749          22,363           7,792           6,742


Selling, general and
    administrative expenses                           17,607          22,235           5,193           7,632
                                                   ---------       ---------       ---------       ---------


       Operating income/(loss)                         8,142             128           2,599            (890)

Interest income, net                                     237              44             101               2

Other (expense), net                                    (433)           (175)            (79)           (112)
                                                   ---------       ---------       ---------       ---------


Income before income/(loss) taxes                      7,946              (3)          2,621          (1,000)

Provision for income/(loss) taxes                      2,930             (16)            973            (366)
                                                   ---------       ---------       ---------       ---------


Net income/(loss)                                  $   5,016       $      13       $   1,648       ($    634)
                                                   =========       =========       =========       =========


Basic net income/(loss) per share of common        $    0.81       $    0.00       $    0.27       ($   0.10)
stock                                              =========       =========       =========       =========


Diluted net income/(loss) per share of common      $    0.80       $    0.00       $    0.26       ($   0.10)
stock                                              =========       =========       =========       =========

Weighted average basic shares                          6,175           6,258           6,131           6,245
                                                   ---------       ---------       ---------       ---------

Weighted average diluted shares                        6,258           6,310           6,231           6,287
                                                   ---------       ---------       ---------       ---------




The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



($ in 000's)                                                                       1998                1997
                                                                                   ----                ----


Cash flows from operating activities:
    Net income                                                                   $ 5,016            $    13
    Adjustment to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                4,344              3,581
      Increase(decrease) in minority interest, net                                  (206)               412
      Loss on sale of property, plant and equipment                                    0                 33
      Net Increase other assets, net                                                  14                125
      Net decrease in deferred income taxes                                          324                273


    Increase (decrease) due to changes in operating assets and liabilities:
      Accounts receivable                                                         (4,154)                62
      Inventories                                                                 (1,213)               (57)
      Prepaid expenses and other current assets                                      944                 54
      Accounts payable                                                            (2,075)              (856)
      Accrued expenses and other current liabilities                                 487                245
                                                                                 -------            -------

        Net cash provided by operating activities                                  3,481              3,885
                                                                                 -------            -------


Cash flows from(used in) investing activities:
    Purchases of property, plant and equipment                                    (1,966)            (4,743)
    Proceeds from retirement of property, plant and equipment                        123                  2
                                                                                 -------            -------


        Net cash used in investing activities                                     (1,843)            (4,741)

Cash flows from(used in) financing activities:
    Repayment of long-term debt                                                     (134)              (117)
    Repurchase of common stock                                                    (1,185)            (5,200)
    Cash proceeds from exercise of stock options                                       0                360
                                                                                 -------            -------

        Net cash used in financing activities                                     (1,319)            (4,957)
                                                                                 -------            -------

Effect of exchange rate changes on cash                                             (125)                 6
                                                                                 -------            -------
Cash and cash equivalents:
    Increase (decrease) for the period                                               194             (5,807)
    Balance, beginning of period                                                   7,907              8,597
                                                                                 -------            -------

    Balance, end of period                                                       $ 8,101            $ 2,790
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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1998, and the results of operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997.

Note 2
         The Company is contingently liable under the terms of agreements covering certain of its customers' financing arrangements. The agreements provide for the repurchase of products sold to customers in the event of default by the customer to the financing company. The contingent liability under these agreements was approximately $6.9 million at September 30, 1998.

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

                            DURAKON INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 (continued)


                                            Three Months Ended September 30:        Nine Months Ended September 30:
                                            --------------------------------        -------------------------------
                                                     ($ in 000's)                          ($ in 000's)
                                                  1998          1997                    1998          1997
                                                  ----          ----                    ----          ----
Net income/(loss)                               $ 1,648      $  (634)                $ 5,016       $    13

         Other comprehensive income/(loss)          (57)           4                    (125)            6
                                                -------      -------                 -------       -------
Total comprehensive income/(loss)               $ 1,591      $  (630)                $ 4,891       $    19
                                                =======      =======                 =======       =======


Note 4
         Net income per share of common stock is calculated in accordance with Statement of Financial Accounting Standards (FASB) No. 128.

A reconciliation of the numerators and denominators used in the "basic" and "diluted" EPS calculation follows:



                                                          Three months ended September 30         Nine months ended September 30
                                                         --------------------------------         ------------------------------
                                                                   ($ in 000's)                             ($ in 000's)
                                                              1998             1997                    1998              1997
                                                           ---------        ---------               ---------         ---------
Net income used for both "basic" and
   "diluted" EPS calculation                                 $1,648            $(634)                 $5,016               $13

Denominator:
Weighted average shares outstanding for the
    Period - used for "basic" EPS calculation             6,131,136        6,245,292               6,174,508         6,258,010
Weighted average options outstanding for the
   Period                                                   100,274           41,849                  83,691            51,620
                                                          ---------        ---------               ---------         ---------
Weighted average shares outstanding for the
   Period - used for "diluted" EPS calculation            6,231,410        6,287,141               6,258,199         6,309,630
                                                          =========        =========               =========         =========

There were 210,000 and 247,500 options of shares outstanding to purchase for the three and nine months ended September 30, 1998 and 1997, respectively, which are not included in the computation of diluted EPS because to do so would have been antidulitive for the periods then ended.

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

Net Sales ($ in 000's)


                                     Three Months Ended September 30:                Nine Months Ended September 30:
                                     --------------------------------                -------------------------------

                                                            % Increase/                                       % Increase/
                                     1998          1997      (Decrease)                 1998         1997      (Decrease)
                                     ----          ----      ----------                 ----         ----      ----------
Segments:
  Vehicle Accessories              $20,779       $23,001        (10)%                 $69,859      $69,365         1%
  Towing & Recovery                 26,398        22,208         19%                   73,835       62,658        18%
                                   -------       -------         --                   -------      -------        --
Total                              $47,177       $45,209          4%                 $143,694     $132,023         9%
                                   =======       =======         ==                  ========     ========        ==


         Net sales for the third quarter increased by $1,968 or 4% and by $11,671 or 9% for the nine months ended September 30, 1998 compared to the same periods in 1997.

         Net sales in the Vehicle Accessories segment decreased $2,222 or 10% in the third quarter and increased $494 or 1% during the first nine months of 1998 compared to the same periods in 1997. Total bedliner unit volume decreased 10% and 1% from the third quarter and first nine months of 1998, respectively. The volume decrease in the third quarter of 1998 compared to the same period in 1997 was due to lower international and aftermarket unit volume partially offset by higher domestic OEM unit volume. Domestic OEM unit volume was up 13% due to higher Ford bedliner sales. International unit volume was down 29% primarily due to a weak economy in Asian markets, which was partially offset by increased sales in Mexico. Aftermarket unit volume was down 15% primarily due to the impact of the GM strike and the divestiture of eight Duraliner USA outlets.

         Net sales in the Towing & Recovery segment increased $4,190 or 19% in the third quarter and $11,177 or 18% in the first nine months, compared to the respective periods in 1997. Unit sales increased by 20% for the quarter and by 12% for the nine months ended September 30, 1998 compared to the corresponding periods in 1997.

Unit sales for rollbacks increased by 28%, and truck chassis increased 12% while wheellifts decreased 8% compared to the third quarter of 1997. A stronger distribution base over 1997 and a modest price increase in the second quarter of 1998 on selected models contributed to higher sales.



Gross Margin ($ in 000's)
------------

                                      Three Months Ended September 30:           Nine Months Ended September 30:
                                      --------------------------------           -------------------------------

                                      1998       1997       % Increase            1998        1997    % Increase
                                      ----       ----       ----------            ----        ----    ----------
Segments:
  Vehicle Accessories                $4,864     $4,383           11%             $17,589     $15,112      16%
  Towing & Recovery                   2,928      2,359           24%               8,160       7,251      13%
                                     ------     ------           --              -------     -------      --
Total                                $7,792     $6,742           16%             $25,749     $22,363      15%
                                     ======     ======           ==              =======     =======      ==


         Gross margin for the quarter ending September 30, 1998 was $7,792, up $1,050 from the same period last year. The consolidated gross margin percent increased to 16% from 15% in the third quarter of 1997.

         In the Vehicle Accessories segment, the gross margin percentage was 23% in the third quarter of 1998 versus 19% for the comparable period in 1997. The increase in gross margin percentage was primarily due to lower raw material costs and a $1.3 million inventory adjustment recorded in the third quarter of 1997. The gross margin was 25% for the nine months ended September 30, 1998 versus 22% for the same period last year.

         In the Towing & Recovery segment, the gross margin for the third quarter was $2,928, up $569 or 24% from the same period in 1997. For the nine months ended September 30, 1998 the gross margin was $8,160, up $909 or 13% from the corresponding period in 1997. As a percentage of net sales, the gross margin for the nine months ending September 30, 1998 was 11% compared to 12% for the same period in 1997. The reduction in margin percentage is attributable to the change in sales mix (a higher proportion of truck chassis sales in 1998, which carry a lower gross margin than manufactured equipment).

Selling, General and Administrative Expenses ($ in 000's)
--------------------------------------------


                                           Three Months Ended September 30:         Nine Months Ended September 30:
                                           --------------------------------         -------------------------------

                                           1998      1997    % Decrease             1998       1997      % Decrease
                                           ----      ----    ----------             ----       ----      ----------
Segments:
  Vehicle Accessories                     $3,332    $5,386       38%                $11,615    $15,277       24%
  Towing & Recovery                        1,861     2,246       17%                  5,992      6,958       14%
                                          ------    ------       --                 -------    -------       --
Total                                     $5,193    $7,632       32%                $17,607    $22,235       21%
                                          ======    ======       ==                 =======    =======       ==


         Selling, general and administrative expenses (SG&A) were $5,193 for the third quarter of 1998 and $17,607 year-to-date, a decrease of 32% and 21% from the comparable periods in 1997, respectively. As a percentage of net sales, SG&A was 11% in the third quarter ended September 30, 1998 compared to 17% for the same period last year.

         In the Vehicle Accessories segment, SG&A was $3,332 for the third quarter, a decrease of $2,054 or 38% from the same period in 1997. As a percentage of net sales, SG&A was 16% in the third quarter compared to 23% in 1997. The decrease in SG&A expenses from last year was primarily due to the divestiture of eight Duraliner USA outlets and on-going cost-reduction programs.

         The SG&A in the Towing & Recovery segment was $1,861 in the third quarter, a decrease of $385 or 17% over the corresponding period in 1997. As a percentage of net sales, SG&A was 7% in the third quarter ended September 30, 1998 and 10% during the corresponding quarter in 1997. The decrease in SG&A expenses from last year reflects the closure of the DeWalt facility in Channelview, Texas in December of 1997.

Operating Income/(Loss) ($ in 000's)
-----------------------


                                             Three Months Ended September 30:                  Nine Months Ended September 30:
                                             --------------------------------                  -------------------------------

                                             1998                        1997                  1998                       1997
                                             ----                        ----                  ----                       ----
Segments:
  Vehicle Accessories                       $1,532                     ($1,003)              $5,974                      ($165)
  Towing & Recovery                          1,067                         113                2,168                        293
                                            ------                      ------               ------                      -----
Total                                       $2,599                       ($890)              $8,142                      $ 128
                                            ======                      ======               ======                      =====


         Operating income was $2,599 the third quarter of 1998, up $3,489 from the same period last year.

         In the Vehicle Accessories segment, operating income was up $2,535 compared to the third quarter in 1997. The increase was due to lower raw material costs, divestiture of eight Duraliner USA outlets, cost reduction program and a $1.3 million inventory adjustment recorded in the third quarter of 1997.

         Operating income in the Towing & Recovery segment was $1,067 for the third quarter, up $954 from the same period a year ago. The increase in operating income was due to higher sales volume together with lower SG&A spending.

         For the third quarter of 1998, net interest income was $101 versus $2 for the third quarter last year. For the nine months ended September 30, 1998 net interest income was $237 compared to $44 for the same period in 1997. The increase for the comparable quarter and year-to-date reflects higher average cash balances.

         Net other expense was $79 in the third quarter ended September 30, 1998, compared to $112 in the same period a year ago. For the first nine months net other expense was $433 in 1998 compared to $175 in 1997. Net other expense consist primarily of currency exchange translation and minority interest in the Company's Mexican subsidiary.

         The provision for income taxes reflects effective tax rates of 37% for the third quarter and nine months ended September 30, 1998. The 1998 effective tax rate includes provisions for state income taxes and the statutory rate of 34% for federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company's primary source of liquidity was $8.1 million in cash and a $20 million revolving credit agreement, which expires June 30, 2000. The Company had no outstanding borrowings under this agreement but four standby letters of credit totaling $850 reduced the available borrowing capacity to $19,150 at September 30, 1998.

         In the third quarter of 1998, the Company repurchased and retired 5,300 shares of its outstanding common stock at prices between $9.56 to $12.06 per share. For the nine months ended September 30, 1998 the Company repurchased and retired 117,092 shares.

YEAR 2000

         Computer software that uses two digits rather than four to identify the applicable year may be unable to interpret appropriately the calendar Year 2000, and thus could cause disruption of normal business activities. The Company uses software in various aspects of its business, including manufacturing, product development and many administrative functions, and much of this software will be unable to interpret the Calendar Year 2000 appropriately unless it is modified or replaced.

         The Company is addressing this Year 2000 issue with a corporate wide initiative. The initiative includes the identification of affected software, the development of a plan for correcting that software in the most effective manner, the implementation of that plan and the monitoring of that implementation. The program also includes communications with the Company's significant suppliers and customers to determine the extent to which the Company's systems are vulnerable to any failures by them to address the Year 2000 issue. In most instances, the Company will replace older software with Year 2000 complaint programs and systems. Although the timing of these replacements is influenced by the Year 2000 issue, in most instances they will involve capital expenditures that would have occurred in the normal course of business. The Company expects that most of the modifications and replacements will be in place before the end of first quarter of 1999.

                  Given the information available at this time, management currently anticipates that the amount that the Company will spend to modify or replace software in order to remediate the Year 2000 issue should not have any material adverse effect on the Company's liquidity or results of operations. The Company has incurred approximately $.8 million in 1998 relating to the assessment and implementation of the Year 2000 complaint programs and systems, and estimates the Company will spending no more than $2 million.

         As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, the Company must rely on assurance from suppliers that new and upgraded information systems as well as key services will be Year 2000 complaint. While the Company plans to validate supplier representations, it cannot be sure that its costs will be adequate, or that, if problems are identified, they will be addressed in a timely and satisfactory manner. Even if the Company completes all of its

YEAR 2000 continued

assessments, implements and tests all remediation plans in a manner believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company.

                                  EXHIBIT INDEX

Exhibit #         Description
---------         -----------

Item 6 (b)        Exhibits and reports on form 8-K

                  No reports on form 8-K have been filed during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirement to the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Durakon Industries, Inc.
                                                (Registrant)



Date: November 10, 1998                         /s/ David W. Wright
                                                ------------------------------
                                                David W. Wright, President and
                                                Chief Executive Officer




                                                /s/ James C. Smith
                                                ------------------------------
                                                James C. Smith
                                                Secretary and Treasurer -
                                                Corporate Controller

                               Index to Exhibits


EX-27      Financial Data Schedule