Form 10-K405
period 1998-12-31
DURAKON INDUSTRIES INC
filed 1999-03-31
CIK 748792

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1998

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


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---     ---

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

        The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 18, 1999, computed by reference to the last sale price for such stock on that date as reported on The Nasdaq Stock Market, was $55,064,864.

        At March 19, 1999, the number of shares outstanding of the registrant's Common Stock, without par value, was 6,125,200.

        Portions of the registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report on Form 10-K.



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

        The Company also manufactures and markets the DuraSport(TM) cargo liner, a protective liner for back interiors of vans, sport utility vehicles and passenger car trunks; van liners to protect the interiors of cargo vans; and chassis cab covers. Other products manufactured for the Company on a proprietary basis include the Durasport(TM) bedmat, a rubber mat designed to protect the floor area of pickup truck beds and DuraTrunk(R), a high-density polyethylene plastic storage container.

        The Company disposed of its Duraliner USA network in 1998. The Company had distributed products through its Duraliner USA network, which consisted of nine warehouses located throughout the country. In addition to products manufactured by and for the Company, Duraliner USA sold and distributed a variety of other accessories such as hood protectors, bumpers and tonneau covers manufactured by other companies.

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

        Jerr-Dan also manufactures and markets towing and recovery equipment. These products lift disabled vehicles by their wheels for general towing applications. Wheel-lift trucks have supplanted the conventional hook and sling equipment by providing for damage-free towing to vehicles with plastic front-end components and/or front-wheel drive. Jerr-Dan's medium and heavy-duty units are equipped with frame-fork attachments to enable a disabled vehicle to be picked up by its front axle. Units are customarily supplied with boom and winch features for use in vehicle recovery applications. Jerr-Dan's towing and recovery line includes the HPL(TM), HDL(TM), and Powergrid(TM) models.

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

OTHER CORPORATE MATTERS

        Employment. At December 31, 1998, the Company and its subsidiaries employed 811 persons. Approximately 30% of its employees are covered by a collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America. The most recent agreement was ratified by the union on March 4, 1997, expires February 29, 2000, and covers 242 employees at the Lapeer, Michigan plant.

        Significant Customers. The Company's sales to Ford Motor Company represented 12% of consolidated net sales in 1998. No other customer accounts for more than 10% of consolidated net sales.

        Competition. In the opinion of management, the competitive factors in each industry in which the Company and its subsidiaries operate include brand recognition, total quality, marketing support, price, customer service, prompt delivery and reputation. The Company emphasizes all of these factors in its operating strategy.

        The Vehicle Accessories segment markets its products in the United States and in selected foreign markets to independent aftermarket distributors and original equipment manufacturers. The Company's primary competitor in all of these markets is Penda Corporation, a privately owned company headquartered in Portage, Wisconsin. While no market data is readily available, the Company believes it has the largest share of the market for pickup truck bedliners. There are many other manufacturers of pickup truck bedliners but the Company believes that none of them maintains a market share comparable to the Company or Penda.

        In the Towing & Recovery segment, the Company primarily sells in the United States. While the Company is not aware of any source of market data on this industry, it believes that Miller Industries, Inc., a publicly held company headquartered in Atlanta, Georgia has the largest market share. There are several smaller manufacturers of towing and recovery equipment. The Company believes it maintains the second largest market share in the towing and recovery industry.

        Patents. The Company has a policy of filing patent applications for its important product designs and manufacturing methods. The Company's patents begin to expire in 1999.

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

ITEM 2.  PROPERTIES ($ in 000's)

        Vehicle Accessories Segment. The Company has two domestic manufacturing locations for pickup truck bedliners. The largest one is owned, the other facility is leased. The owned facility is a 326,800 square foot building complex on 135 acres of land in Lapeer, Michigan. This facility also houses the Company's warehouse facility, distribution center and administrative offices. The leased facility is 102,000 square feet on seven acres of land in Clinton, Tennessee. The lease expires in 2003; rental under this lease was approximately $255 in 1998. Additional warehousing space of 20,000 square feet is leased in Greenbrier, Tennessee.

        The Company's Mexican subsidiary leases a 47,000 square foot manufacturing facility in Lerma, Mexico. Rental under this lease agreement was $118 during 1998.

        In 1998 the Company disposed of six leased locations. The Company is still obligated under leases for three locations; one operates as a consignment warehouse, located in Westland, Michigan and the other two locations, which are located in Ft. Lauderdale and Lakeland, Florida have been sub-let to a third party.

        Towing & Recovery Segment. The Company owns a 112,000 square foot manufacturing facility located on 12.5 acres of land in Greencastle, Pennsylvania. This location also houses storage facilities and administrative offices.

        The Company leases two additional manufacturing and assembly facilities in Greencastle, Pennsylvania. A 126,000 square foot manufacturing building on 10 acres has an annual rent of $360 with a lease expiration of June 30, 2011. A research and development location of approximately 6,000 square feet with an annual rent of $25 is leased on a month-to-month basis.

        Additional warehousing and assembly space of 60,000 square feet is leased in Las Vegas, Nevada to provide inventory availability for Jerr-Dan's western distributors. Annual rent was $349 in 1998. This lease expires July 31, 2000.

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

Class Action Lawsuits

        In the fourth quarter of 1996 and the first quarter of 1997, nine class action lawsuits were filed in state and federal courts against the Company and various other manufacturers of pickup truck bedliners. Four of those cases were dismissed voluntarily and one was dismissed for failure to prosecute. The four pending cases are Tennyson Smith, et al. V. Durakon Industries, Inc., et al., filed in the Circuit Court of Genesee County, Alabama on November 7, 1996; Susan Stricklett, et al. V. Durakon Industries, Inc., et al., filed in Champaign County, Illinois on November 7, 1996; Joseph Jetton et al. v. Durakon Industries, Inc., filed in the United States District Court for the Eastern District of Missouri on November 8, 1996; and Jimmy E. Brown, et al. v. Durakon Industries, Inc., et. al., filed in the United States District Court for the Southern District of Mississippi, Hattiesburg Division on November 6, 1996.

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

        The Company believes the claims in these lawsuits are without merit and it has specifically denied any fault or omission or any liability or violation of the law in connection with the claims asserted therein. However, due to the uncertainties of litigation, especially where jury trials are involved, and the cost and distraction of defending multiple lawsuits in various jurisdictions, the Company has determined that it would be in its best interest to explore the possibility of settlement. Settlement negotiations have resulted in a tentative agreement to settle all the cases, but the final terms of a settlement agreement have not been agreed upon and no agreement has been signed by any of the parties. If and when the parties enter into a settlement agreement, it will be subject to review and approval by one or more courts.

        There can be no assurance that a settlement will be reached or, if reached, that it will receive court approval. If a final settlement is not reached, or if a settlement agreed to by the parties were not approved by the court, the Company intends to vigorously defend these lawsuits.


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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol "DRKN". The following table sets forth the high and low sale prices reported on the Nasdaq Stock Market for the quarterly periods indicated:


    1998                                                  1997
  Quarter             High           Low                 Quarter     High       Low
  -------             ----           ---                 -------     ----       ---
  First           $  9 1/4         $ 7                    First    $15        $10 3/4
  Second            11 1/4           9 1/4                Second    11 1/2      9 1/4
  Third             13               9                    Third      9 1/2      8 1/2
  Fourth            11 1/2           9 1/2                Fourth     9 3/4      7 3/4



        On March 18, 1999, the last available sale price for shares of the Common Stock of the Company, as reported on the Nasdaq Stock Market, was $12.375. As of such date, the approximate number of record holders of the Common Stock was 307.

        Durakon has not paid a dividend on the Common Stock since the date on which the Common Stock was first offered to the public. The Company's policy is not to pay dividends, but to use excess cash to fund future growth.

ITEM 6.  SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below have been derived from the Company's Consolidated Financial Statements which have been audited by PricewaterhouseCoopers LLP, and should be read in conjunction with the Consolidated Financial Statements and related Notes.



                                          1998        1997        1996        1995(1)      1994
                                          ----        ----        ----        -------      ----

($ in 000's, except per
 share amounts)
OPERATIONS STATEMENT DATA:
Net sales                               $192,358    $179,908    $183,628    $172,051    $144,483
Operating income                          12,354         735      13,133       5,171      19,487

Interest income, net                         411          69         629         358         427
Net income                                 7,909       1,103       8,904       2,299      12,101

Net income per common share - Basic         1.28         .18        1.36         .35        1.86
Net income per common share - Diluted       1.27         .18        1.34         .35        1.82

BALANCE SHEET DATA:
Working capital                         $ 41,767    $ 31,681    $ 35,150    $ 25,696    $ 25,539
Total assets                              87,768      83,092      84,079      78,869      75,542
Long-term obligations                        801         554         795       1,572       2,641
Shareholders' equity                      68,903      62,286      65,760      56,556      54,237

PERCENTAGES AND RATIOS:
Gross profit                                18.1%       16.9%       21.6%       21.1%       29.0%
Return on sales                              4.1%         .6%        4.8%        1.3%        8.4%

Current ratio                                3.6         2.7         3.2         2.3         2.4

Ratio of long-term obligations to
    total capitalization                     .01         .01         .01         .03         .05


(1) Includes pre-tax charges of $2,900 for the loss on disposition of the ZZ Wheelz subsidiary, $1,455 for re-engineering and consolidation of pickup truck bedliner manufacturing operations, and $1,103 related to settlement of a patent issue and write-off of a license agreement.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion relating to the three years ended December 31, 1998, should be read in conjunction with the Company's Consolidated Financial Statements and related Notes:

        CORPORATE DEVELOPMENT. In 1998, the Company disposed of all distribution warehouse operations that sold vehicle accessories under the names "Duraliner USA" and "Duraliner of California".

        In November 1998, Jerr-Dan introduced its new light-duty wrecker, the HIP40. Designed primarily for the export market, this composite-body unit is also targeted as a domestic entry-level product. The HIP40's innovative design enables the wrecker body to fit a large range of chassis sizes with minimal modification.

        In March 1998, the DeWalt(TM) heavy-duty wrecker was discontinued and replaced with a composite body unit, the HDL (TM). With this introduction, the payload capacity was upgraded from 50 to 55 tons. This unit, together with the HIP40, further complements the Company's range of towing and recovery equipment and continues the trend towards lighter, rust-resistant models.

        In December 1997, Jerr-Dan closed its Channelview, Texas manufacturing facility. Production of the DeWalt(TM) heavy-duty towing and recovery vehicles was moved to the Greencastle, Pennsylvania location.

        In January 1997, the Vehicle Accessories segment was awarded the Ford bedliner contract. The Company distributes light-truck bedliners to Ford dealerships in the United States, Canada and Mexico. The contract will be up for renewal December 31, 2000.

        In July 1996, Jerr-Dan leased approximately 126,000 square feet of additional manufacturing space to accommodate the production of its new medium-duty towing vehicle. Several innovative and patentable features are incorporated into this product including an industry-first, corrosion-resistant composite body.



        NET SALES. ($ in 000's) The following table summarizes net sales by business segment for the last three years:

Segment                              1998      %              1997      %            1996        %
-------                              ----      -              ----      -            ----        -
Vehicle Accessories               $ 92,122   48%          $  92,250   51%          $ 85,109    46%
Towing & Recovery                  100,236   52%             87,658   49%            98,519    54%
                                  --------   ----         ---------   ----         --------    ----
               Total              $192,358   100%          $179,908   100%         $183,628    100%
                                  ========   ====         =========   ====         ========    ====


        Net sales increased 7% to $192,358 in 1998 versus 1997. In 1997 sales decreased 2% to $179,908 compared to 1996.

        In the Vehicle Accessories segment, 1998 net sales decreased $128 or 0.1% from 1997. Bedliner unit sales increased 0.4% from 1997. Unit volume increased for OEM Ford, which was partially offset by a decrease in unit volume for domestic aftermarket and international markets. Ford bedliner units increased 80% over 1997. While this continues to be a strong line of business for the Company, management does not expect the Ford unit volume to increase so dramatically in subsequent years. Domestic aftermarket unit volume decreased 13%, primarily due to the disposition of "Duraliner USA" operations. International unit volume was down 14% due to weak economies in South America. In 1997, net sales increased $7,141 or 8% from 1996. Bedliner unit sales increased 11.7% from the prior year primarily due to the Ford business. Ford contributed to an increase in OEM unit volume of 97% versus 1996. International unit sales increased by 52% in 1997 compared to 1996. Aftermarket unit sales decreased 16% in 1997 compared to 1996. Average bedliner net selling prices were down 2.6% from 1996 due to the increased domestic aftermarket competition and OEM-Ford volume, which carries a lower selling price than average aftermarket products.

        In the Towing and Recovery segment, 1998 sales increased $12,578 or 14% from 1997. The increase reflects a 10% increase in sales of manufactured equipment and service and an 18% increase in sales of truck chassis. Unit sales of rollback carriers increased 15%, while unit sales of tow truck bodies decreased by 8%. Average net selling prices for both rollback carriers and tow truck were 4% higher than in 1997. The higher selling prices are attributable to a modest price increase in the first quarter of 1998 and a shift in sales mix toward more expensive models. In 1997, net sales decreased $10,861 or 11% from 1996 due to the loss of three distributors that were purchased by a competitor. The decrease reflected a 7% decline in sales of manufactured equipment and service and a 14% decline in sales of truck chassis. Unit sales of rollback carriers decreased by 18% while the decrease in unit sales of tow vehicle bodies was 5%. Average net selling prices for rollback carriers were 2% higher in 1997 than in 1996, primarily due to sales mix. Average net selling prices of tow vehicle bodies were 22% higher in 1997 than in 1996 reflecting a greater proportion of sales of medium-duty tow vehicle bodies. There were no sales price increases in 1997.

        GROSS PROFIT. ($ in 000's) The following table summarizes gross profit in dollars and as a percent of sales by segment for the last three years:

Segment                              1998      %                 1997      %          1996     %
-------                              ----      -                 ----      -          ----     -
Vehicle Accessories              $ 23,320     25%            $ 20,007     22%     $ 24,946    29%
Towing & Recovery                  11,498     12%              10,346     12%       14,732    15%
                                 --------     ---            --------     ---     --------    ---
               Total             $ 34,818     18%            $ 30,353     17%     $ 39,678    22%
                                 ========     ===            ========     ===     ========    ===




        In the Vehicle Accessories segment, gross margin in 1998 was 25% compared to 22% in 1997. Higher margins were attributable to improved manufacturing efficiencies and decreased cost for high-density polyethylene resin. In 1997, gross margin in the Vehicle Accessories segment decreased from 29% to 22%.

Margins were down due to lower net average selling prices, which were caused by competition along with lower average margins on OEM sales. Freight costs were $2.9 million higher in 1997 versus 1996 primarily due to distribution costs for a major OEM.

        In the Towing and Recovery segment, gross margin in 1998 was 12%, which was even with 1997. The margin on manufactured equipment and service was 20% in 1998, down 1% from 1997, which reflects the impact of increased sales of lower margin rollback carriers in 1998, and the cost of product enhancements which were not passed on to customers. In 1997 gross margin was 12% compared to 15% in 1996. The gross margin on manufactured equipment and service was 21% in 1997, down 5% from 1996, which reflected the impact of increased sales of lower-margin towing vehicles in 1997. Lower sales volumes in 1997 also had the effect of reducing gross margins due to less favorable absorption of fixed overhead costs than in 1996. Margins on rollback carriers and light-duty tow trucks decreased by 3% on a year to year basis.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. ($ in 000's) The following table presents selling, general and administrative expenses by business segment and as a percent of net sales for the last three years:


                                     % Net                      % Net                      % Net
Segment                          1998     Sales              1997     Sales            1996    Sales
-------                          ----     -----              ----    ------            ----    ------
Vehicle Accessories           $ 14,817     16%            $ 19,930     22%          $ 17,949     21%
Towing & Recovery                7,647      8%               9,688     11%             8,596      9%
                              --------     ---            --------     ---          --------     ---
               Total          $ 22,464     12%            $ 29,618     16%          $ 26,545     14%
                              ========     ===            ========     ===          ========     ===


        Selling, general and administrative expenses (SG&A) were 24% lower in 1998 compared to 1997, and four points lower as a percentage of net sales. In 1997, SG&A expenses were 12% higher than in 1996, and two points higher as a percentage of net sales.

        In the Vehicle Accessories segment, 1998 SG&A was $5,113 lower than in 1997 and as a percentage of net sales was six percentage points lower. The decrease in SG&A was due to the disposition of the Duraliner USA operations, reduced legal expenses, and reduced spending resulting from the 1997 profit improvement programs which was partially offset by year 2000 compliance expenditures. In 1997, SG&A was $1,981 higher than in 1996 and as a percentage of sales was one point higher. The increase in SG&A was primarily due to legal reserves associated with the nine class action lawsuits filed against the Company and various other manufacturers of pickup truck bedliners. In addition, professional fees, relating largely to the Company's profit improvement program, adversely impacted 1997 SG&A.

        In the Towing & Recovery segment, 1998 SG&A was $2,041 lower than 1997 and 3% lower as a percentage of net sales. The decrease is attributable to cost containment efforts, consolidation of operations in Greencastle, Pennsylvania, and closure of the DeWalt facility in Channelview, Texas. In 1997 SG&A was $1,092 higher than in 1996 and 2% higher as a percentage of net sales. The increase was due to costs associated with the closing of the DeWalt facility in Channelview, Texas. The remainder of the increase in SG&A was attributable to the expansion of the Company's product engineering capability and promotional expenses related to the medium-duty towing vehicle product.

        INTEREST INCOME, NET. ($ in 000's) Net interest income was $411 in 1998, $69 in 1997, and $629 in 1996. The increase in net interest income was due to a higher average cash balance. The decrease in net interest income in 1997 was a direct result of lower average cash balances during 1997 compared to 1996.

        OTHER INCOME/(EXPENSE), NET. ($ In 000's) Other net expense in 1998 was $386 versus other net expense of $114 in 1997 and other net income of $59 in 1996. In 1998, other net expense was largely due to a loss on disposal of fixed assets and other expenses related to the Mexican operation. In 1997, other net expense primarily related to a loss on disposal of fixed assets. In 1996, other income related primarily to a gain on disposal of fixed assets and Duramex royalties.

        MINORITY INTEREST. ($ in 000's) Minority interest reflects the minority shareholders' portion of the net income of Duramex that began operations in April 1993, as well as Duraliner of California, a joint venture formed in June 1997. The minority interest was $288 in 1998 compared to $247 and $124 in 1997 and 1996, respectively.

        PROVISION FOR INCOME TAXES. The Company's effective tax rate was 35% in 1998, (149%) in 1997, and 35% in 1996. The effective tax rate in 1998 was equal to the statutory rate. In 1997, the Internal Revenue Service completed its audits of the Company's 1993, 1994 and 1995 tax returns. Upon completion of the audits, the Company reversed the amount accrued in excess of the adjustment required as a result of the audits. The effective tax rate in 1996 was equal to the statutory rate.

        NET INCOME. ($ in 000's) Net income was $7,909 in 1998, $1,103 in 1997, and $8,904 in 1996. The increase of $6,806 in 1998 was primarily due to higher sales in Towing and Recovery segment, manufacturing efficiencies and lower resin cost in the Vehicle Accessories segment and reduced SG&A in both segments. The decrease of $7,801 in 1997 was primarily due to lower gross margins in both business segments, lower average net selling prices in the Vehicle Accessories segment, lower sales in the Towing and Recovery segment due to the loss of three distributors which were purchased by a competitor, and professional fees associated with implementing a profit improvement program.

         YEAR 2000. Computer software that uses two digits rather than four to identify the applicable year may be unable to interpret appropriately the calendar Year 2000, and thus could cause disruption of normal business activities. The Company uses software in various aspects of its business, including manufacturing, product development and many administrative functions, and much of this software will be unable to interpret the Calendar Year 2000 appropriately unless it is modified or replaced.

         The Company is addressing this Year 2000 issue with a corporate-wide initiative. The initiative includes the identification of affected software, the development of a plan for correcting that software in the most effective manner, the implementation of that plan and the monitoring of that implementation. The program also includes communications with the Company's significant suppliers and customers to determine the extent to which the Company's systems are vulnerable to any failures by them to address the Year 2000 issue. In most instances, the Company has older software with Year 2000 compliant programs and systems. Although the timing of these replacements is influenced by the Year 2000 issue, in most instances they will involve capital expenditures that would have occurred in the normal course of business. The Company expects that all of the modifications and replacements will be in place before the end of second quarter of 1999.

                  Given the information available at this time, management currently anticipates that the amount the Company will spend to modify or replace software in order to remediate the Year 2000 issue should not have a materially adverse effect on the Company's liquidity or results of operations. The Company incurred approximately $.7 million and committed to $.5 million capital lease in 1998 relating to the assessment and implementation of the Year 2000 compliant programs and systems, and estimates the Company will not spend more than $1.7 million for Year 2000 remediation. At year-end the Vehicle Accessories segment was substantially complete and the Towing and Recovery segment was approximately one-third complete with the Year 2000 implementation.

         The Company does not currently have contingency plans in place. Such contingency plans will be developed in the second quarter, should the current implementation plans fall behind schedule. As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, the Company must rely on assurance from suppliers that new and upgraded information systems as well as key services will be Year 2000 compliant. While the Company plans to validate supplier representations, it cannot be sure that its efforts will be adequate, or that, if problems are identified, they will be addressed in a timely and satisfactory manner. Even if the Company completes all of its assessments, implements and tests all remediation plan, in a manner believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent materially adverse consequences or business interruptions to the Company.

LIQUIDITY AND CAPITAL RESOURCES ($ in 000's)

        At year-end 1998, the Company's cash balance was $15,433, compared to $7,907 at year-end 1997 and $8,597 at year-end 1996. The current ratio was 3.6 at December 31, 1998 versus 2.7 in 1997 and 3.2 in 1996. During 1998, cash of $11,252 was provided by operations versus $9,780 in 1997 and $3,350 in 1996. Cash used in investing activities in 1998 was $2,704 compared to $5,404 in 1997 and $5,774 in 1996. In 1998 the main use of cash was the purchased 120,092 shares of outstanding common stock in open market transactions at an average price of $9.87 per share. In 1997, the primary uses of cash were purchases of equipment relating to production and the repurchases and retirement of 400,000 shares of outstanding common stock at a price of $13 per share.

        The Company's anticipated internal cash flow is expected to provide sufficient liquidity to fund its near-term working capital needs. The Company believes that its long-term working capital and other investment needs will be satisfied through its internal cash flow and future borrowings, if necessary. The Company also maintains a $20,000 revolving credit facility. There were no borrowings against this facility as of December 31, 1998. However, letters of credit have been issued against the credit line totaling $1,450 at December 31, 1998.

        The Company intends to spend approximately $3.6 million in 1999 and $3.5 million in 2000 for capital associated with a new product to be sold to one of the "Big Three" automotive companies beginning in the year 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information included in this Report are set forth on the Index to Consolidated Financial Statements and Financial Statement Schedule appearing on page F-1 of this Report.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

        The information called for by the items within this part will be included in the Company's 1998 Proxy Statement, and is incorporated herein by reference, as follows:



                                                                     Captions(s) in 1998
                                                                       Proxy Statement
                                                                       ---------------
ITEM 10.    Directors and Executive Officers of the        "Election of Directors", "Other Information
               Registrant                                  Relating To Directors" and "Executive Officers"

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

        (b)    Reports on Form 8-K.

               The Company was not required to file any current reports on Form 8-K during the quarter ended December 31, 1998, and none was filed during that period.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 1999.


                                         DURAKON INDUSTRIES, INC.

                                         By: /s/ David W. Wright
                                             -----------------------------------
                                                 David  W. Wright, President and
                                                 Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 18, 1999.

               Signature                                 Title

        /s/David W. Wright                Director (Principal Executive Officer)
---------------------------------------
           David W. Wright


        /s/James C. Smith                 Secretary and Treasurer - Corporate
--------------------------------------    Controller
           James C. Smith


        /s/David Aronow                   Director
---------------------------------------
         David Aronow


        /s/Phillip Wm. Fisher             Director
---------------------------------------
           Phillip Wm. Fisher


       /s/ Richard J. Jacob               Director
---------------------------------------
           Richard J. Jacob


       /s/ Robert M. Teeter               Director
---------------------------------------
           Robert M. Teeter

DURAKON INDUSTRIES, INC. AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Durakon Industries, Inc. are referred to in Item 8:



                                                                                       Page
                                                                                       ----
        Report of Independent Accountants                                               F-2

        Consolidated Balance Sheets - December 31, 1998 and 1997                        F-3

        Consolidated Statements of Income - Years ended
        December 31, 1998, 1997,  and 1996                                              F-4

        Consolidated Statements of Shareholders' Equity - Years
        ended December 31, 1998, 1997 and 1996                                          F-5

        Consolidated Statements of Cash Flows - Years ended
        December 31, 1998, 1997 and 1996                                                F-6

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

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Durakon Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1), present fairly, in all material respects, the financial position of Durakon Industries, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

    Detroit, Michigan
    February 19, 1999

                            DURAKON INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                  ($ in 000's)



                                                                             1998                     1997
                                                                             ----                     ----
                      ASSETS
Current assets:
  Cash and equivalents                                                     $ 15,433                $  7,907
  Accounts receivable, less allowances of $1,005 and $1,252                  22,743                  20,039
  Inventories                                                                16,177                  16,748
  Prepaid expenses and other current assets                                   1,532                   2,401
  Deferred income taxes                                                       1,685                   2,973
                                                                           --------                --------

     Total current assets                                                    57,570                  50,068

Property, plant and equipment less accumulated depreciation
  of $29,479 and $26,765                                                     19,945                  21,943
Goodwill                                                                      9,923                  10,601
Patents, less accumulated amortization of $2,070 and $1,939                     139                     270
Other assets                                                                    191                     210
                                                                           --------                --------

     TOTAL ASSETS                                                          $ 87,768                $ 83,092
                                                                           ========                ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations                              $    271                $    248
  Accounts payable                                                            9,301                  10,308
  Other current liabilities                                                   6,231                   7,831
                                                                           --------                --------

     Total current liabilities                                               15,803                  18,387
                                                                           --------                --------

Long-term obligations                                                           801                     554
Deferred income taxes                                                         1,727                   1,184
Minority interest                                                               534                     681
                                                                           --------                --------

     Total long-term liabilities                                              3,062                   2,419
                                                                           --------                --------

Shareholders' equity:
  Preferred stock, $1 par value - 100,000 shares authorized; none issued         --                      --
  Common stock, without par value - 15,000,000 shares authorized;
     6,125,200 and 6,245,292 shares issued and outstanding                   16,059                  17,244
  Accumulated other comprehensive loss                                         (397)                   (290)
  Retained earnings                                                          53,241                  45,332
                                                                           --------                --------

     Total shareholders' equity                                              68,903                  62,286
                                                                           --------                --------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 87,768                $ 83,092
                                                                           ========                ========





The accompanying notes are an integral part of the consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                     ($ in 000's, except per share amounts)




                                                1998                  1997                 1996
                                                ----                  ----                 ----
Net sales                                    $ 192,358             $ 179,908            $ 183,628
Cost of products sold                          157,540               149,555              143,950
                                             ---------             ---------            ---------

     Gross profit                               34,818                30,353               39,678

Selling, general and
  administrative expenses                       22,464                29,618               26,545
                                             ---------             ---------            ---------


     Operating income                           12,354                   735               13,133

Interest income                                    540                   199                  778

Interest expense                                  (129)                 (130)                (149)

Other income/(expense), net                       (386)                 (114)                  59

Minority interest                                 (288)                 (247)                (124)
                                             ---------             ---------            ---------


Income before income taxes                      12,091                   443               13,697

Provision/(benefits) for income taxes            4,182                  (660)               4,793
                                             ---------             ---------            ---------


Net income                                   $   7,909             $   1,103            $   8,904
                                             =========             =========            =========


Basic earnings per share of common stock     $    1.28             $    0.18            $    1.36
                                             =========             =========            =========


Diluted earnings per share of common stock   $    1.27             $    0.18            $    1.34
                                             =========             =========            =========







The accompanying notes are an integral part of the consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                           ($ in 000's, except shares)


                                             Shares                                         Equity
                                           ----------            --------------------------------------------------------------
                                                                                                      Accumulated
                                                                                                         Other          Total
                                              Common              Common             Retained        Comprehensive   Shareholders'
                                              Stock               Stock              Earnings             Loss          Equity
                                           ----------            --------            --------        -------------  --------------

Balance at December 31, 1995                6,520,292            $ 21,506            $ 35,325             $   (275)     $56,556
                                           ----------            --------            --------             --------      -------

Comprehensive income
            Net Income                                                                  8,904                             8,904
            Foreign currency translation                                                                       (14)         (14)
                                                                                                                        -------
Total Comprehensive Income                                                                                                8,890

Exercise of stock options                      45,000                 146                                                   146

Tax benefit of exercised options                                      168                                                   168
                                           ----------            --------            --------             --------      -------

Balance at December 31, 1996                6,565,292            $ 21,820            $ 44,229             $   (289)     $65,760
                                           ----------            --------            --------             --------      -------

Comprehensive income
            Net Income                                                                  1,103                             1,103
            Foreign currency translation                                                                       (1)           (1)
                                                                                                                        -------
Total Comprehensive Income                                                                                                1,102

Exercise of stock options                      80,000                 409                                                   409

Tax benefit of exercised options                                      215                                                   215

Repurchase of shares                         (400,000)             (5,200)                                               (5,200)
                                           ----------            --------            --------             --------      -------

Balance at December 31, 1997                6,245,292            $ 17,244            $ 45,332             $   (290)     $62,286
                                           ----------            --------            --------             --------      -------

Comprehensive income
            Net Income                                                                  7,909                             7,909
            Foreign currency translation                                                                      (107)        (107)
                                                                                                                        -------
Total Comprehensive Income                                                                                                7,802

Repurchase of shares                         (120,092)             (1,185)                                               (1,185)
                                           ----------            --------            --------             --------      -------

Balance at December 31, 1998                6,125,200            $ 16,059            $ 53,241                ($397)     $68,903
                                           ==========            ========            ========             ========      =======








The accompanying notes are an integral part of the consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                  ($ in 000's)


                                                                                   1998             1997           1996
                                                                                   ----             ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  7,909        $  1,103        $  8,904
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                                  5,692           4,984           4,179
    Increase/(decrease) in minority interest, net                                   (147)            506             116
    Increase/(decrease) in deferred income taxes                                   1,831            (379)          1,153
    Gain/(loss) on disposal of property, plant and equipment                        (181)             74             (36)
    Net decrease/(increase) of other assets                                           19             (18)            (82)
  Increase/(decrease) due to changes in operating assets and liabilities:
    Accounts receivable                                                           (2,704)            136          (2,711)
    Inventories                                                                      571           1,679          (6,282)
    Prepaid expenses and other current assets                                        869            (396)           (859)
    Accounts payable                                                              (1,007)            368            (124)
    Accrued expenses and other current liabilities                                (1,600)          1,723            (908)
                                                                                --------        --------        --------

  Net cash provided by operating activities                                       11,252           9,780           3,350
                                                                                --------        --------        --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                      (2,827)         (5,622)         (5,932)
  Proceeds from sale of property, plant and equipment                                123             188             158
                                                                                --------        --------        --------

  Net cash used in investing activities                                           (2,704)         (5,434)         (5,774)
                                                                                --------        --------        --------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Decrease in long-term debt                                                        (265)           (244)         (1,868)
  Borrowing of long-term debt                                                        535              --              --
  Repurchase of common stock                                                      (1,185)         (5,200)             --
  Cash proceeds from exercise of stock options                                        --             409             146
                                                                                --------        --------        --------

  Net cash used in financing activities                                             (915)         (5,035)         (1,722)
                                                                                --------        --------        --------

Effect of exchange rate changes on cash                                             (107)             (1)            (14)
                                                                                --------        --------        --------

CASH AND EQUIVALENTS:
  Increase/(decrease) for year                                                     7,526            (690)         (4,160)
  Balance, beginning of year                                                       7,907           8,597          12,757
                                                                                --------        --------        --------

BALANCE, END OF YEAR                                                            $ 15,433        $  7,907        $  8,597
                                                                                ========        ========        ========



The accompanying notes are an integral part of the consolidated financial statements.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION:

      The consolidated financial statements include the accounts of Durakon Industries, Inc.,"The Company", and its domestic subsidiaries and foreign majority-owned subsidiary, "Duramex". All significant intercompany accounts and transactions have been eliminated.

      CASH AND EQUIVALENTS:

      At December 31, 1998, 1997 and 1996, substantially all cash was held at Comerica Bank.

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

      INTANGIBLES:

      Goodwill is being amortized using the straight-line method over a period of 20 years. At each balance sheet date, management assesses whether there has been an impairment in the carrying value of goodwill, primarily by comparing current and projected sales, operating income and annual cash flows with the carrying value of the assets. Purchase costs of patents are being amortized using the straight-line method over the legal lives of the patents, not to exceed 17 years.

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

      SEGMENTS:

      The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 established standards for reporting information about operating segments that are used by management for making operating decisions. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets. The Company operates in two operating segments, Vehicle Accessories and Towing & Recovery. Adoption of SFAS 131, had no impact on segments as previously reported.

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

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.       INVENTORIES

            Inventories are summarized below ($ in 000's):

                                                                                       December 31,
                                                                                       ------------
                                                                                      1998      1997
                                                                                      ----      ----
             Raw materials and work in process ...................................   $ 9,222   $ 8,279
             Finished goods ......................................................     6,955     8,469
                                                                                     -------   -------

             Total ...............................................................   $16,177   $16,748
                                                                                     =======   =======

            The LIFO method of inventory valuation is used to value the inventory of the Towing & Recovery segment, which represented approximately 56% of total inventory at December 31, 1998 and 49% at December 31, 1997. The effect of LIFO adjustments was to reduce net income by $333 in 1998 and $37 in 1997. At December 31, 1998 and 1997, the Company's LIFO reserve was $1,809 and $1,518, respectively.



3.       PROPERTY, PLANT AND EQUIPMENT

         A summary of property, plant and equipment is shown below ($ in 000's):

                                                                                      December 31,
                                                                                      ------------
                                                                                     1998      1997
                                                                                     ----      ----
             Land ..............................................................   $ 2,041   $ 2,033
             Buildings .........................................................     8,757     8,537
             Machinery and equipment ...........................................    38,626    38,138
                                                                                   -------   -------

             Total property, plant and equipment ...............................    49,424    48,708
             Less accumulated depreciation .....................................    29,479    26,765
                                                                                   -------   -------

             Net property, plant and equipment .................................   $19,945   $21,943
                                                                                   =======   =======

         Property, plant and equipment are stated at cost. Depreciable property is depreciated over the estimated useful lives of the assets, using the straight-line method for building and improvements at 20 to 25 years and machinery and equipment 5 to 15 years.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.       OTHER CURRENT LIABILITIES

         A summary of other current liabilities is shown below ($ in 000's):

                                                           December 31,
                                                           ------------
                                                           1998    1997
                                                           ----    ----

             Accrued compensation ....................   $1,974   $1,585
             Legal reserve ...........................      977    1,808
             Workers' compensation ...................      213      524
             Accrued income taxes ....................      877      605
             Reserve for disposition of subsidiary and
                 distribution stores .................      105      334
             Commission and royalties ................      267      417
             Health insurance ........................      374      424
             Other ...................................    1,444    2,134
                                                         ------   ------

             Total ...................................   $6,231   $7,831
                                                         ======   ======

5.       RETIREMENT PLANS ($ in 000'S)

         Employer contributions to the 401(k) retirement plans amounted to $580 in 1998, $572 in 1997, and $435 in 1996.

6.       LEASES
         Rental expense under operating leases approximated $2,587 in 1998, $3,038 in 1997, and $2,539 in 1996. At December 31, 1998, future minimum lease commitments under these leases were as follows:

         Year ending December 31 ($ in 000's):

             1999  ............................ $1,836
             2000  ............................  1,277
             2001  ............................    898
             2002  ............................    775
             2003 and thereafter ..............  3,359
                                                ------
                                                $8,145
                                                ------

7.       CONTINGENCIES ($ in 000'S)

         Various legal actions and other claims are pending or could be asserted against the Company. Litigation is subject to many uncertainties; the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position or results of operations of the Company. The Company is contingently liable under the terms of agreements covering certain of its customer's financing arrangements. The agreements provide for the repurchase of products sold to customers in the event of default by the customer to the financing company. The contingent liability under these agreements was approximately $8,667 and $8,550 at December 31, 1998 and 1997, respectively. The Company has incurred no material losses related to these agreements.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       LONG-TERM OBLIGATIONS($ in 000's):

         Long-term obligations consisted of the following at December 31


                                                                                        1998     1997
                                                                                        ----     ----
             Duramex note payable to bank, interest at Libor plus 2.675%, which was
              7.8% and 8.4% at December 31, 1998 and 1997, respectively, due in
              semi-annual installments of $51 through 1999 ........................      102      205

             Loan payable to Pennsylvania Industrial Development Association,
               interest at 2%, due in monthly installments of $3, through 2009 ....      312      339

             Loan payable to Machinery and Equipment Loan Fund, interest at 2%,
               due in monthly installments of $4, through 2001 ....................      142      187

             Duramex note payable to bank, interest at Libor plus 2.675%, which was
               7.8% and 8.4% at December 31, 1998 and 1997, respectively, due in
              semi-annual installments of $33, through 1998 .......................      --        71

             Capital lease obligations through September 2003; monthly
               installments of $10 including interest at 6% net of interest of $80..     516      --
                                                                                      ------   ------

             Less current maturities ..............................................      271      248
                                                                                      ------   ------
             Total long-term obligations ..........................................   $  801   $  554
                                                                                      ======   ======

         Maturities of long-term obligations during the next five years are $177, $184, $145, $121 and $171.

         The Company maintains a $20,000 revolving credit facility with Comerica Bank, which expires June 30, 2000. There were no borrowing against this facility as of December 31, 1998. However, letters of credit have been issued against the credit line totaling $1,450 at December 31, 1998.

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

            The Company has stock options outstanding under the 1988 Stock Option Plan and the 1996 Stock Option Plan. Under the 1988 Stock Option Plan, the Company has made available 500,000 shares of common stock for key employees. The options vest and become exercisable in equal annual installments, generally over a period of 4 years. In the 1988 and 1996 plans, the options expire after a period of 10 years. Certain options, which were issued in 1995, were immediately exercisable. At December 31, 1998, there were 163,234 shares that remained available for grant under the 1988 plan.

            Under the 1996 Stock Option Plan, the Company has made available 500,000 shares of common stock for key employees. The options vest and become exercisable in equal annual installments as defined in the agreements. At December 31, 1998, there were 248,000 shares that remained available for grant under this plan.

            In addition to the aforementioned plans, the Company has a stock option agreement under which the Company has made available and granted 100,000 shares of common stock for this agreement. During 1998, no options were exercised under this agreement

            Information concerning stock options is as follows:

                                                  1998                       1997                        1996
                                           --------------------     -----------------------    -----------------------
                                                      Weighted                    Weighted                   Weighted
                                                      Average                     Average                    Average
                                          Number of   Exercise      Number of     Exercise      Number of    Exercise
                                           Shares      Price          Shares       Price         Shares       Price
                                           --------------------     -----------------------    -----------------------
            Outstanding at January 1       347,500     $10.33         570,000      $11.01        468,334      $ 9.74
            Options granted                148,000     $ 7.50            --                      150,000      $12.69
            Options exercised                --          --            80,000      $ 5.11         45,000      $ 3.25
            Options canceled                37,500     $16.00         142,500      $16.00          3,334      $12.25
            Outstanding at December 31     458,000     $ 8.95         347,500      $10.33        570,000      $11.01

            Exercisable at December 31     215,000     $ 8.32         205,000      $ 8.72        257,500      $ 7.44

            The fair value of options granted in 1998 and 1996 was estimated as of the date of the grant using the Black-Scholes option-pricing model with the following asumptions:

                                                                                     1998       1996
                                                                                     ----       ----
             Estimated fair value per share of options granted during the year    $   3.50   $   6.22

             Assumptions:
                   Dividend yield                                                      0%         0%
                   Common stock volatility                                            44.42%     45.34%
                   Risk-free rate of return                                            5.5%       6.3%
                   Expected option term (in years)                                       5          5

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

                                                          1998                      1997                      1996
                                                 ------------------------  -----------------------   -----------------------
                                                 As reported   Pro forma   As reported  Pro forma    As reported  Pro forma
                                                 ------------------------  -----------------------   -----------------------
             Net Income (in 000's)                $   7,909    $   7,362    $   1,103    $   626     $ 8,904      $ 8,286
             Basic earnings per common share      $    1.28    $    1.19    $    0.18    $  0.10     $  1.36      $  1.27
             Diluted earnings per common share    $    1.27    $    1.18    $    0.18    $  0.10     $  1.34      $  1.25


            The following table summarizes the status of the Company's stock options outstanding and exercisable at December 31, 1998:


                                   ----------------------------------------        ------------------------
                                                              Stock Options                   Stock Options
                                                                Outstanding                     Exercisable
                                   ----------------------------------------        ------------------------
                                                 Weighted
                                                  Average          Weighted                        Weighted
                                                 Remaining          Average                         Average
                  Range of          Shares      Contractual        Exercise          Shares         Exercise
                  Exercise Prices   (000's)        Life             Price            (000's)         Price
                  -----------------------------------------------------------------------------------------
                  $ 3.25 - $ 7.49    100           2.6              $ 3.25             100           $ 3.25
                  $ 7.50 - $12.69    348           2.9              $10.45             105           $12.63
                  $12.70 - $16.00     10           5.0              $13.63              10           $13.63
                  -----------------------------------------------------------------------------------------
                  Total              458                                               215
                  -----------------------------------------------------------------------------------------

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES

         The provisions for income taxes are summarized below ($ in 000's):

                                                                               1998        1997        1996
                                                                               ----        ----        ----
             Federal income taxes:
               Currently payable .........................................    $ 2,980     $   (54)    $ 3,156
               Deferred ..................................................      1,153        (610)      1,208
                                                                              -------     -------     -------
                                                                                4,133        (664)      4,364
             State income taxes ..........................................         49           4         429


             Provision for income taxes ..................................     $4,182     $  (660)    $ 4,793
                                                                              =======     =======     =======

         Temporary differences which give rise to the deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows ($ in 000's):

                                                                1998                      1997
                                                                ----                      ----
                                                       Deferred    Deferred Tax   Deferred   Deferred Tax
                                                       Tax Asset    Liability     Tax Asset    Liability
                                                       ---------   ------------   ---------  -------------
             Depreciation and goodwill amortization        --        $1,673        --          $1,342
             Bad debt allowance ...................      $  315        --        $  438          --
             Inventory ............................         338        --           489          --
             Litigation reserve ...................         324        --           701          --
             Reserve for disposition of subsidiary           44        --           163          --
             Vacation pay accrual .................         241        --           219          --
             Reserve for returns and allowances ...         181        --           199          --
             Warranty reserve .....................          91        --            79          --
             Patent amortization ..................          47        --            95          --
             Reserve employee health benefit
                      claims ......................         242        --           299          --
             Other miscellaneous accrued and
                  prepaid expenses ................        (192)       --           449          --
                                                         ------      ------      ------        ------
         Total deferred taxes                            $1,631      $1,673      $3,131        $1,342
                                                         ======      ======      ======        ======


         The consolidated income tax provision was different than the amount computed using the United States statutory income tax rate for the reasons set forth in the following table ($ in 000's):

                                                                                  1998           1997            1996
                                                                                  ----           ----            ----
             Tax at the statutory rate ....................................      $ 4,155        $   177        $ 4,658
             State income taxes ...........................................           49              3            279
             Non-deductible loss from disposition of
                            subsidiary ....................................         --             --             (114)
             Research and development credits .............................         --             (118)          --
             Favorable settlement of various tax issues ...................         --             (651)          --
             Other ........................................................          (22)           (71)           (30)
                                                                                 -------        -------        -------

             Provision for income tax .....................................      $ 4,182        $  (660)       $ 4,793
                                                                                 =======        =======        =======

             Effective tax rate ...........................................           35%          (149%)           35%
                                                                                 =======        =======        =======

         During 1997 and 1996, The Internal Revenue Service completed its audits of the Company's 1993, 1994 and 1995 tax returns. Upon completion of the audits the Company reversed the amount accrued in excess of the adjustment required as a result of the audits.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. STATEMENT OF CASH FLOWS ADDITIONAL INFORMATION

            Supplemental disclosures of cash flow information ($ in 000's):

                                                                                   1998     1997    1996
                                                                                   ----     ----    ----
            Cash paid during the year for:

            Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  140   $125   $  200
            Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $2,405   $275   $3,430

            Supplemental non-cash investing activities:

            In 1998 there were no stock options exercised. In 1997 the Company received a $215 tax benefit from exercise of stock options. In 1996 the Company received a $168 tax benefit from the exercise of stock options.


12. OTHER INCOME AND (EXPENSE) ($ in 000'S)

            Net other expense for 1998 of $386 represents primarily losses on plant, property and equipment and other expenses related to the Mexican operation.

            Net other expense for 1997 of $114 represents primarily losses on disposal of various plant, property and equipment.

            Net other income for 1996 of $59 primarily represents $36 of a gain on the sale of property, plant and equipment and $16 of Duramex royalties.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following presents financial data regarding the Company's quarterly results of operations for 1998 and 1997 ($ in 000's, except per share amounts):

                                                                           First     Second      Third       Fourth
                                                                          Quarter    Quarter    Quarter      Quarter
                                                                          -------    -------    -------      -------
         1998:
           Net sales. . . . . . . . . . . . . . . . . . . . . .           $46,068   $50,449     $47,177      $48,664
           Gross profit . . . . . . . . . . . . . . . . . . . .             8,497     9,460       7,792        9,069
           Net income . . . . . . . . . . . . . . . . . . . . .             1,361     2,007       1,648        2,893
           Basic earnings per share of common
             stock. . . . . . . . . . . . . . . . . . . . . . .           $  0.22   $  0.32     $  0.27      $  0.47
              Diluted earnings per share of common
             stock. . . . . . . . . . . . . . . . . . . . . . .           $  0.22   $  0.32     $  0.26      $  0.47


         1997:
          Net sales . . . . . . . . . . . . . . . . . . . . . .           $40,616   $46,198     $45,209      $47,885
           Gross profit . . . . . . . . . . . . . . . . . . . .             7,476     8,145       6,742        7,990
           Net income . . . . . . . . . . . . . . . . . . . . .               257       390        (634)(1)    1,090(2)
           Basic earnings per share of common
             stock. . . . . . . . . . . . . . . . . . . . . . .           $  0.04   $  0.06     $ (0.10)     $  0.18
              Diluted earnings per share of common
             stock. . . . . . . . . . . . . . . . . . . . . . .           $  0.04   $  0.06     $ (0.10)     $  0.18

          (1) Includes a $1.3 million inventory adjustment in the vehicle accessories segment.

          (2) Includes a $289 pre-tax charge to provide for anticipated costs to terminate the Dewalt operation in Channelview, Texas and reversal of $651 accrued in excess of the adjustment required as a result of the settlement 1993, 1994 and 1995 tax audits.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.      EARNINGS PER SHARE

         A reconciliation of the numerators and denominators used in the "basic" and "diluted" EPS calculation follows ($ in 000's, except shares):


                                                           Year ended
                                                          December 31,
                                                 1998          1997        1996
                                                 ----          ----        ----
Net income used for both "basic"
    And "diluted" EPS calculation            $    7,909   $    1,103   $    8,904

Denominator:
Weighted average shares outstanding
     for the period - used for "basic"
     EPS calculation                          6,160,584    6,254,804    6,540,450
Weighted average options outstanding
     For the period                              86,403       49,176       92,228
                                                 ------       ------       ------


Weighted average shares outstanding
      for the period  - used for "diluted"
      EPS calculation                         6,246,987    6,303,980    6,632,678

         There were 210,000, 247,500, and 190,000 options outstanding as of December 31, 1998, 1997, and 1996, respectively, which are not included in the computation of diluted EPS because to do so would have been antidilutive for the years then ended. Earnings per share for the year ended December 31, 1996 have been restated to conform to SFAS No. 128.

                            DURAKON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.      SEGMENT REPORTING

         The Company has determined the reportable operating segments to be Vehicle Accessories and Towing and Recovery which is consistent with FAS 14, "Financial Reporting for Segments of Business Enterprise". The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Management evaluates their performance and business strategy based upon operating income. The Vehicle Accessories segment manufactures and distributes pickup truck bedliners and other vehicle accessories. The Towing & Recovery segment manufactures and mounts systems on purchased and customer-supplied truck chassis, which provide the converted trucks with the ability to transport vehicles ranging in size from automobiles to heavy equipment. The Company has no intersegment sales.

         Information regarding the Company's segments follows ($ in 000's):

         Operating Segments

                                      Vehicle       Towing &
                                     Accessories   Recovery         Total
                                     -----------   --------         -----
1998
----
Total net sales                       $92,122     $100,236       $192,358
Operating Income                        8,503        3,851         12,354
Identifiable Assets                    62,717       25,051         87,768
Capital Expenditures                    2,554          273          2,827
Depreciation/Amortization               4,405        1,287          5,692

1997
----
Total net sales                       $92,250     $ 87,658       $179,908
Operating Income                           77          658            735
Identifiable Assets                    58,312       24,780         83,092
Capital Expenditures                    3,582        2,040          5,622
Depreciation/Amortization               3,844        1,140          4,984

1996
----
Total net sales                       $85,109     $ 98,519       $183,628
Operating Income                        6,997        6,136         13,133
Identifiable Assets                    56,290       27,789         84,079
Capital Expenditures                    3,227        2,705          5,932
Depreciation/Amortization               3,413          766          4,179

Information concerning principal geographic areas was as follows($ in 000's):

                             1998       1997        1996
                             ----       ----        ----
United States              $173,752   $158,817   $168,064
Foreign                      18,606     21,091     15,564
                           --------   --------   --------
Total Consolidated Sales   $192,358   $179,908   $183,628
                           ========   ========   ========

                            DURAKON INDUSTRIES, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                  ($ in 000's)


                                             Balance at        Charged to
                                              beginning        costs and         Other             Charges            Balance at
Year               Description                 of year          expenses        accounts        add (deduct)           end of year
----               -----------             ---------------------------------------------       ------------           -----------
1998   Allowance for doubtful
       accounts. . . . . . . . . . . .       ($1,252)            ($394)                            $641 (1)          ($1,005)

       Patents, net of accumulated
       amortization. . . . . . . . . .          $270             ($131)                                                 $139

       Goodwill, net of accumulated
       amortization. . . . . . . . . .       $10,601             ($678)                                               $9,923

1997   Allowance for doubtful
       accounts. . . . . . . . . . . .         ($637)            ($853)                            $238 (1)          ($1,252)

       Patents, net of accumulated
       amortization. . . . . . . . . .          $406             ($136)                                                 $270

       Goodwill, net of accumulated
       amortization. . . . . . . . . .       $11,278             ($677)                                              $10,601

1996   Allowance for doubtful
       accounts. . . . . . . . . . . .         ($640)            ($478)                            $481 (1)            ($637)

       Patents, net of accumulated
       amortization. . . . . . . . . .          $507             ($131)         ($26)(3)            $56 (2)             $406

       Non-compete, net of
       accumulated amortization                 $143             ($143)                                                   $0

       Goodwill, net of accumulated
       amortization. . . . . . . . . .       $13,870             ($676)      ($1,916)(3)                             $11,278




(1) Bad debts written off, net of recoveries.

(2) Amount represents addition to goodwill, patent and non-compete agreement.

(3) Adjustments to prior acquisitions within last 18 months.

                                  EXHIBIT INDEX

Exhibit                                                                     Sequential
Number                         Description of Exhibit                       Page Number
------                         ----------------------                       -----------


  3(a)    Articles of Incorporation of Durakon Industries, Inc., as amended     (4)

  3(b)    By-laws of Durakon Industries, Inc., as amended                       (4)

10.1      Employees' Retirement Savings Plan, as amended and restated           (5)

10.5      $20,000,000 Revolving Credit Loan Agreement by and between
          Durakon Industries, Inc. and Comerica Bank, dated October 17,
          1994, as amended                                                      (2)

10.6      Amendment to Revolving Credit Agreement, dated June 30, 1997          (7)

10.20     Consulting Agreement, dated August 1, 1994, by and between
          Durakon Industries, Inc. and Robert Teeter                            (2)

10.22     Non-Qualified Stock Option Agreement, dated August 5, 1991,
          between Durakon Industries, Inc. and Robert Teeter                    (4)

10.26     Indemnity Agreement, dated June 11, 1991, between Durakon
          Industries, Inc. and Phillip Wm. Fisher                               (4)

10.28     Indemnity Agreement, dated August 8, 1991, between Durakon
          Industries, Inc. and Robert Teeter                                    (4)

10.30     Indemnity Agreement, dated June 11, 1991, between Durakon
          Industries, Inc. and David W. Wright                                  (4)

10.31     Indemnity agreement, dated October 25, 1993, between Durakon
          Industries, Inc. and Richard J. Jacob                                 (3)

10.32     Indemnity Agreement, dated May 16, 1995, between Durakon
          Industries, Inc. and James P. Kelly                                   (1)

10.33     Indemnity Agreement, dated July 18, 1995, between Durakon
          Industries, Inc. and David S. Aronow                                  (1)

10.34     Employment Agreement, dated June 27, 1996, effective July 1,
          1996, by and between Durakon Industries, Inc. and David Wright        (6)

10.35     Non-Qualified Stock Option Agreement, dated June 27, 1996
          between Durakon Industries, Inc. and David Wright                     (6)

10.36     Employment Agreement, dated July 1, 1996 by and between
          Durakon Industries, Inc. and Jim Kelly                                (6)

10.37          1996 Stock Option Plan                                                (6)

10.40          Non-Qualified Stock Option Agreement, dated April 1, 1996 between
               Durakon Industries, Inc. and David Wright                             (6)

10.41          Non-Qualified Stock Option Agreement, dated January 25, 1999
               between Durakon Industries, Inc. and David S. Aronow                   *

10.42          Change of Control Agreement, dated March 1, 1999 between Durakon
               Industries, Inc. and Craig B. Parr                                     *

10.43          Change of Control Agreement, dated March 1, 1999 between Durakon
               Industries, Inc. and James C. Smith                                    *

10.44          Change of Control Agreement, dated March 1, 1999 between Durakon
               Industries, Inc. and Jeffrey L. Weller                                 *

21*   Subsidiaries of the Registrant

23.1* Consent of Independent Accountants

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


(6) Previously filed under the corresponding Exhibit Number as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(7) Previously filed under the corresponding Exhibit Number as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference