Form 10-Q
period 1999-03-31
DURAKON INDUSTRIES INC
filed 1999-05-17
CIK 748792

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended March 31, 1999


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, without par value, as of April 30, 1999:  6,125,200


===============================================================================

                            DURAKON INDUSTRIES, INC.

                                      INDEX



                                                                           PAGE
                                                                          NUMBER


PART I    Financial Information

          Condensed consolidated balance sheets - March 31, 1999 and
          December 31, 1998.                                                3-4

          Condensed consolidated income statements - three months ended
          March 31, 1999 and 1998.                                            5

          Condensed consolidated statements of cash flows - three months
          ended March 31, 1999 and 1998.                                      6

          Notes to condensed consolidated financial statements.             7-9

          Management's discussion and analysis of financial condition
          and results of operations.                                      10-15


PART II  Other Information.

         Item 6(b) Exhibits and Reports on Form 8-K.                         16

         Signatures                                                          17

                            DURAKON INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                 MARCH 31,  DECEMBER 31,
($ in 000's)                                      1999         1998
                                               ----------- -------------
                    ASSETS

Current assets:
  Cash and equivalents                            $13,234      $15,433
  Accounts receivable, less allowance of
      $1,307 and $1,005                            24,122       22,743
  Inventories:
      Raw materials and work in process            12,649        9,222
      Finished goods                                6,321        6,955
                                                  -------      -------
        Total inventories                          18,970       16,177

  Prepaid expenses and other                        1,660        1,532
  Deferred income taxes                             1,685        1,685
                                                  -------      -------

        Total current assets                       59,671       57,570

Property, plant and equipment, net                 19,372       19,945
Goodwill                                            9,793        9,923
Patents, net                                          127          139
Other assets                                          181          191
                                                  -------      -------

                 TOTAL ASSETS                     $89,144      $87,768
                                                  =======      =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)





                                                             MARCH 31,   DECEMBER 31,
($ in 000's, except share data)                                1999         1998
                                                           -----------  -------------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations                $    252    $    271
  Accounts payable                                              8,472       9,301
  Other current liabilities                                     6,644       6,231
                                                             --------    --------

        Total current liabilities                              15,368      15,803

Long-term obligations                                             771         801
Deferred income taxes                                           1,727       1,727
Minority interest                                                 524         534
                                                             --------    --------

        Total liabilities                                      18,390      18,865
                                                             --------    --------

Shareholders' equity:
  Preferred stock, $1 par value - 100,000 shares
      authorized; none issued                                    --          --

  Common stock, without par value - 15,000,000 shares
     authorized; 6,125,200 and 6,125,200 shares issued and
     outstanding                                               16,059      16,059
  Accumulated translation adjustment                             (300)       (397)
  Retained earnings                                            54,995      53,241
                                                             --------    --------

        Total shareholders' equity                             70,754      68,903
                                                             --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 89,144    $ 87,768
                                                             ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)



                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                 --------------------
($ in 000's)
                                                   1999        1998


Net sales                                        $45,321     $46,068
Cost of products sold                             36,929      37,571
                                                 -------     -------

       Gross profit                                8,392       8,497


Selling, general and
    administrative expenses                        5,684       6,165
                                                 -------     -------


       Operating income                            2,708       2,332

Interest income, net                                 152          67

Other expense, net                                   (19)       (128)
                                                 -------     -------

Income before income taxes                         2,841       2,271

Provision for income taxes                         1,087         910
                                                 -------     -------

Net income                                        $1,754      $1,361
                                                 =======     =======

Basic net income per share of common stock         $0.29       $0.22
                                                 =======     =======

Diluted net income per share of common stock       $0.28       $0.22
                                                 =======     =======

Weighted average basic shares                      6,125       6,237
                                                 -------     -------

Weighted average diluted shares                    6,207       6,294
                                                 -------     -------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)





($ in 000's)                                                                    1999        1998
                                                                              --------    --------
Cash flows from operating activities:
    Net income                                                                $  1,754    $  1,361
    Adjustment to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                              1,364       1,479
      Increase (decrease) in minority interest, net                                (10)         63
      Net increase other assets                                                     10          --
      Net (increase) decrease in deferred income                                   --           75

    Increase (decrease) due to changes in operating assets and liabilities:
      Accounts receivable                                                       (1,379)        584
      Inventories                                                               (2,793)     (2,672)
      Prepaid expenses and other current assets                                   (128)         91
      Accounts payable                                                            (829)       (215)
      Accrued expenses and other current liabilities                               409        (158)
                                                                              --------    --------

        Net cash provided by (used in) operating activities                     (1,602)        608
                                                                              --------    --------

Cash flows used in investing activities:
     Purchases of property, plant and equipment                                   (646)       (787)
                                                                              --------    --------

        Net cash used in investing activities                                     (646)       (787)

Cash flows used in financing activities:
    Repayment of long-term debt                                                    (49)        (10)
    Repurchase of common stock                                                    --          (357)
                                                                              --------    --------

        Net cash used in financing activities                                      (49)       (367)
                                                                              --------    --------

Effect of exchange rate changes on cash                                             97         (31)
                                                                              --------    --------
Cash and cash equivalents:
    Decrease for the period                                                     (2,200)       (577)
    Balance, beginning of period                                                15,434       7,907
                                                                              --------    --------

    Balance, end of period                                                    $ 13,234    $  7,330
                                                                              ========    ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DURAKON INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

         The unaudited condensed consolidated financial statements and related notes should be read in conjunction with the annual consolidated financial statements and notes thereto. Results of operations for interim periods should not be considered as indicative of results to be expected for a full year.
         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1999, and the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998.

Note 2
         The Company is contingently liable under the terms of agreements covering certain of its customers' financing arrangements. The agreements provide for the repurchase of products sold to customers in the event of default by the customer to the financing company. The contingent liability under these agreements was approximately $8.1 million at March 31, 1999. The Company has incurred no material losses under these agreements.

Note 3
         Other comprehensive income is comprised of foreign currency translation adjustments. The Company's total comprehensive earnings were as follows ($ in 000's):

                                                Three Months Ended March 31
                                                ---------------------------

                                                      1999       1998
                                                    -------     -------
     Net income                                     $ 1,754     $ 1,361
     Other comprehensive income/(loss)                   97         (31)
                                                    -------     -------
              Total comprehensive income            $ 1,851     $ 1,330
                                                    =======     =======

                            DURAKON INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4
         Net income per share of common stock is calculated in accordance with Statement of Financial Accounting Standards (FASB) No. 128. A reconciliation of the numerators and denominators used in the "basic" and "diluted" EPS calculation follows:

                                                      Three months ended March 31
                                                      ---------------------------
                                                              ($ in 000's)
                                                           1999         1998
                                                       ----------   ----------
Net income used for both "basic" and
         "diluted" EPS calculation                     $    1,754   $    1,361

Denominator:
Weighted average shares outstanding for the
         Period - used for "basic" EPS calculation      6,125,200    6,236,589
Weighted average options outstanding for the
         Period                                            81,934       57,028
                                                       ----------   ----------
Weighted average shares outstanding for the
         Period - used for "diluted" EPS calculation    6,207,134    6,293,617
                                                       ==========   ==========


There were 210,000 and 247,500 options outstanding for the three months ended March 31, 1999 and 1998, respectively, which are not included in the computation of diluted EPS because to do so would have been antidulitive for the periods then ended.

                            DURAKON INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Note 5 The Company has identified two operating segments: Vehicle Accessories, and Towing & Recovery. Segment selection was based upon internal organizational structure, the way in which these operations are managed and their performance evaluated by management and our Board of Directors, and materiality considerations. Segment detail is summarized as follows ($ in 000's):


                                                Three months ended March 31,
                                            ------------------------------------
1999                                        Vehicle         Towing &
                                            Accessories     Recovery       Total
                                            -----------     --------       -----
Revenues                                     $20,228        $25,093        $45,321
Operating income                               1,717            991          2,708
Total Assets                                  63,484         25,660         89,144

1998                                        Vehicle         Towing &
                                            Accessories     Recovery       Total
                                            -----------     --------       -----
Revenues                                     $23,295        $22,773        $46,068
Operating income                               1,890            442          2,332
Total Assets                                  58,871         24,906         83,777

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

Net Sales ($ in 000's)

                                                Three Months Ended March 31:
                                           --------------------------------------------
                                             1999          1998   % Increase/(Decrease)
                                           -------       -------  ---------------------
Segments:
  Vehicle Accessories                      $20,228       $23,295             (13)%
  Towing & Recovery                         25,093        22,773              10 %
                                           -------       -------         -------
Total                                      $45,321       $46,068              (2)%
                                           =======       =======         =======




         Net sales of $45,321 for the three months ended March 31, 1999 were $747 or 2% below net sales for the same period 1998.
         Net sales in the Vehicle Accessories segment decreased $3,067 or 13% in the first quarter of 1999 compared to the first quarter in 1998. Bedliner unit sales were 5% below the first quarter of 1998. Aftermarket unit volume increased 2%, which was offset by a 10% decrease in Domestic-OEM and a 15% decrease in international unit volume. The decrease in domestic OEM unit sales was primarily due to the loss of a GM program partially offset by a 40% increase in Ford-OEM. The decrease in international unit sales was due to the weak economy in Brazil. Bedliners average net selling price remained even with first quarter last year.
         Net sales in the Towing & Recovery segment increased by $2,320 or 10% in the first quarter compared to the first quarter in 1998. The increase represents a 14% increase in sales of equipment due to expanded distribution base. Average net selling price on equipment sales increased by 3% compared to the prior year.

Gross Margin ($ in 000's)

                                                      Three Months Ended March 31:
                                            --------------------------------------------
                                             1999          1998    % Increase/(Decrease)
                                            ------        ------   ---------------------
Segments:
  Vehicle Accessories                       $5,316        $6,009           (11%)
  Towing & Recovery                          3,076         2,488            24%
                                            ------        ------         -----
Total                                       $8,392        $8,497            (1%)
                                            ======        ======         =====


         Gross margin for the quarter ending March 31, 1999 was $8,392, down $105 from the same period last year. The consolidated gross margin percent remained even with the first quarter of 1998 at 18%.
         In the Vehicle Accessories segment, gross margin for the quarter was $5,316, down $693 from the corresponding period in 1998. Gross margin as a percentage of net sales remained even with the first quarter 1998 at 26%. The stable gross margin percentage was primarily due to favorable raw material costs offset by lower other product sales due to the divestiture of Duraliner USA.
         In the Towing & Recovery segment, gross margin for the quarter was $3,076, up $588 from the corresponding period in 1998. As a percentage of net sales, gross margin was 12% compared to 11% in the prior year. The increase in gross margin was attributable to increased sales volume which allows a more favorable absorption of fixed overhead and a lower portion of sales of truck chassis in 1999; truck chassis carry a significantly lower gross margin than manufactured equipment.

Selling, General and Administrative Expenses ($ in 000's)

                                             Three Months Ended March 31:
                                     ------------------------------------------
                                      1999       1998     % Increase/(Decrease)
                                     ------     ------    ---------------------
Segments:
  Vehicle Accessories                $3,599     $4,119            (13%)
  Towing & Recovery                   2,085      2,046              2%
                                     ------     ------         ------
Total                                $5,684     $6,165            ( 8%)
                                     ======     ======         ======


         Selling, general and administrative expenses (SG&A) were $5,684 for the first quarter of 1999, a decrease of 8% from the first quarter of 1998. As a percentage of net sales, SG&A expenses were approximately 13% for both years.

         In the Vehicle Accessories segment, SG&A decreased $520 or 13% from the first quarter in 1998. The decrease in SG&A was due to the divestiture of ten Duraliner USA locations in 1998 partially offset by additional expense in 1999 for doubtful accounts and engineering costs related to a new product program for General Motors. As a percentage of net sales, SG&A remained even with 1998 at 18%.
         In the Towing & Recovery segment, SG&A expenses were $2,085 in the first quarter, an increase of $39 or 2% above the same period in 1998 due to normal increases in selected operating expenses.

Operating Income ($ in 000's)

                                            Three Months Ended March 31:
                                    ------------------------------------------
                                     1999        1998    % Increase/(Decrease)
                                    ------      ------   ---------------------
Segments:
  Vehicle Accessories               $1,717      $1,890        ( 9)%
  Towing & Recovery                    991         442         124%
                                    ------      ------      ------
Total                               $2,708      $2,332          16%
                                    ======      ======      ======


         Operating income was $2,708 for the first quarter of 1999, up 16% from the same period last year. As a percentage of net sales, operating income was 6% compared to 5% in 1998.
         In the Vehicle Accessories segment, operating income was down $173 or 9% compared to the first quarter in 1998, but as a percentage of net sales was up 0.4%. The slight change from prior year was due to favorable raw material cost and lower SG&A due to the divestiture of Duraliner USA offset by lower other product sales, increased doubtful accounts reserves and engineering costs associated with new GM project.
         Operating income in the Towing & Recovery segment, operating income was up $549 or 124% compared to the first quarter in 1998. The increase in operating income was due higher sales offset by marginally higher SG&A expenses.
         For the first quarter of 1999, net interest income was $152 versus $67 for the same period last year. Interest income on invested cash was higher than the first quarter 1998 due to an increase in average cash balances.

         Net other expense was $19 in the first quarter ended March 31, 1999, compared to $128 in the first quarter of 1998. The decrease in net other expense was primarily due to decreased minority interest at the Company's foreign majority-own subsidiary.
         The provision for income taxes reflects an effective tax rate of approximately 39% for the first quarter ended March 31, 1999, compared to 40% for the same period in 1998. The 1999 effective tax rate includes provisions for state and federal income taxes, and was affected by a higher effective tax rate for the Company's foreign majority-own subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
         In the first quarter 1999, cash provided by operating activities was a deficit of $1,602 versus cash provided of $608 in the first quarter of 1998. The major change in cash was due to a build up of truck chassis inventory in the towing and recovery segment in anticipation of new product sales and an increase in accounts receivable in the vehicle accessory segment due to divestiture of Duraliner USA in 1998. The Company has a $20 million unsecured revolving credit agreement with Comerica Bank, which expires June 30, 2000. Four standby letters of credit totaling $950 reduced the available borrowing capacity to $19,050 at March 31, 1999.

YEAR 2000
         Computer software that uses two digits rather than four to identify the applicable year may be unable to interpret appropriately the calendar Year 2000, and thus could cause disruption of normal business activities. The Company uses software in various aspects of its business, including manufacturing, product development and many administrative functions, and much of this software will be unable to interpret the Calendar Year 2000 appropriately unless it is modified or replaced.
         The Company is addressing this Year 2000 issue with a corporate-wide initiative. The initiative includes the identification of affected software, the development of a plan for correcting that software in the most effective manner, the implementation of that plan and the monitoring of that implementation. The program also includes communications with the Company's significant suppliers and customers to determine the extent to which the Company's systems are vulnerable to any failures by them to address the Year 2000 issue. In most instances, the Company has older software with Year 2000 compliant programs and systems.
         Although the timing of replacements is influenced by the Year 2000 issue, in most instances they will involve capital expenditures that would have occurred in the normal course of business. The Company expects that all of the modifications and replacements will be in place before the end of second quarter of 1999.
         Given the information available at this time, management currently anticipates that the amount the Company will have to spend to modify or replace software in order to remediate the Year 2000 issue should not have a materially adverse effect on the Company's liquidity or results of operations. The Company incurred approximately $.7 million and committed to $.5 million capital lease in 1998 relating to the assessment and implementation of the Year 2000 compliant programs and systems, and estimates the Company will not spend more than $1.7 million for Year 2000 remediation. At March 31, 1999 the Vehicle Accessories segment was substantially complete and the Towing and Recovery segment was finalizing completion with the Year 2000 implementation.
         The Company does not currently have contingency plans in place. Such contingency plans will be developed in the second quarter, should the current implementation plans fall behind schedule. As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, the Company must rely on assurance from suppliers that new and upgraded information systems as well as key services will be Year 2000 compliant. While the Company plans to validate supplier representations, it cannot be sure that its efforts will be adequate, or that, if problems are identified, they will be addressed in a timely and satisfactory manner. Even if the Company completes all of its assessments, implements and tests all remediation plan, in a manner believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent materially adverse consequences or business interruptions to the Company.

                           PART II - OTHER INFORMATION


Item 6 (b)        Exhibits and reports on form 8-K

         The company filed a form 8-K on February 12, 1999.

                                   SIGNATURES

Pursuant to the requirement to the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Durakon Industries, Inc.
                                        (Registrant)



Date: May 12, 1999

                                        /s/ David W. Wright
                                        --------------------------------------
                                        David W. Wright, President and
                                        Chief Executive Officer



                                        /s/ James C. Smith
                                        --------------------------------------
                                        James C. Smith, Corporate Controller/
                                        Secretary and Treasurer

                                INDEX TO EXHIBITS

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

Exhibit 27                          Financial Data Schedule